Form 10-Q
period 2013-01-31
Zewar Jewellery, Inc.
filed 2013-07-09
CIK 1563315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

6,200,000 shares of registrant’s common stock, $0.0001 par value, were outstanding at July 5, 2013. Registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements.

Zewar Jewellery, Inc.

(A Development Stage Company)

Condensed Balance Sheets

(unaudited)

	January 31, 2013 $	October 31, 2012 $

ASSETS
Current assets
Cash	8,175	15,000
Total current assets	8,175	15,000
Total assets	8,175	15,000

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	3,940	1,035
Total current liabilities	3,940	1,035
Total liabilities	3,940	1,035

STOCKHOLDER’S EQUITY

Preferred stock: $0.0001 par value, 25,000,000 authorized, 0 issued and outstanding	-	-
Common stock: $0.0001 par value, 100,000,000 authorized, 3,000,000 issued and outstanding as of January 31, 2013 and October 31, 2012	300	300
Additional paid-in capital	14,700	14,700
Deficit accumulated during the development stage	(10,765)	(1,035)
Total stockholder’s equity	4,235	13,965
Total liabilities and stockholder’s equity	8,175	15,000

(The accompanying notes are an integral part of these financial statements)

Zewar Jewellery, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended January 31, 2013 $	For the Period From September 26, 2012 (inception) to January 31, 2013 $

Expenses
General and administrative	9,730	10,765
Loss from operations	(9,730)	(10,765)
Net loss	(9,730)	(10,765)

Net loss per share - basic and diluted	($0.00)
Weighted average shares outstanding - basic and diluted	3,000,000

(The accompanying notes are an integral part of these financial statements)

Zewar Jewellery, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended January 31, 2013 $	Period From September 26, 2012 (inception) to January 31, 2013 $

Cash flows from operating activities
Net loss	(9,730)	(10,765)
Adjustments to reconcile to net cash used in operating activities:
Change in operating assets and liabilities
Accounts payables and accrued liabilities	2,905	3,940
Net cash used in operating activities	(6,825)	(6,825)

Cash flows from financing activities
Proceeds from issuance of common stock	-	15,000
Net cash provided by financing activities	-	15,000

Change in cash	(6,825)	8,175

Cash - beginning of period	15,000	-

Cash - end of period	8,175	8,175

Supplemental cash flow disclosures
Cash paid For:
Interest	−	−
Income tax	−	−

(The accompanying notes are an integral part of these financial statements)

Zewar Jewellery, Inc.

(A Development Stage Company)

Notes to the financial statements

January 31, 2013

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

Note 2: Basis of Presentation

Unaudited Interim financial statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended October 31, 2012 included in the Company’s Registration Statement (Form S-1) filed with the Securities and Exchange Commission on February 6, 2013. These interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Statement (Form S-1). In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended January 31, 2013 are not necessarily indicative of the results that may be expected for the year ending October 31, 2013.

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

At January 31, 2013, there were no outstanding stock options or warrants.

The Company became a reporting company on February 20, 2013 and on May 27, 2013, the Company completed its offering of a total of 3,200,000 shares of Company’s common stock on a "self-underwritten" basis at a fixed price of $0.01 per share.

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

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements from our inception (September 26, 2012) to January 31, 2013 and the three months ended January 31, 2013, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

The Company became a reporting company on February 20, 2013 after we had filed a prospectus that relates to the offering of a total of 3,200,000 shares of our common stock on a "self-underwritten" basis at a fixed price of $0.01 per share. On May 27, 2013, we completed the offering where the investors subscribed to our shares and issued bank drafts in the name of our President (in trust). The total proceeds of $32,000 were deposited into our North America bank account.

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

The Company is a reporting company and has filed a prospectus that relates to the completed offering by the Company of a total of 3,200,000 shares of our common stock at a fixed price of $0.01 per share. On May 27, 2013, we raised the $32,000 in India and we plan to finance the initial stages of our operations.

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

Results of Operations

We did not earn any revenues for the three months ended January 31, 2013 and from inception on September 26, 2012 to January 31, 2013. We do not expect to realize any revenues until we are able to execute our business plan.

For the three months ended January 31, 2013, we have incurred total operating expenses in the amount of $9,730, mainly comprises of professional fees totaling $8,640 which relates to legal and accounting fees for the registration statement and related costs.

We incurred total operating expenses in the amount of $10,765 from inception on September 26, 2012 through January 31, 2013. These operating expenses comprised of professional fees totaling $9,675 and general administrative expenses totaling $1,090.

We have not incurred any expenses for research and development since inception. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

Liquidity and Capital Resources

As at January 31, 2013, we had a cash balance of $8,175.

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
Date: July 9, 2013

By: /s/ Mohsin Mulla
Mohsin Mulla
Principal Executive Officer
Principal Financial Officer and Director