Form 10-Q
period 2013-07-31
Zewar Jewellery, Inc.
filed 2013-08-27
CIK 1563315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

6,200,000 shares of registrant’s common stock, $0.0001 par value, were outstanding at August 26, 2013. Registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements.

Zewar Jewellery, Inc.

(A Development Stage Company)

Condensed Balance Sheets

(unaudited)

	July 31, 2013 $	October 31, 2012 $

ASSETS
Current assets
Cash	8,858	15,000
Total current assets	8,858	15,000
Total assets	8,858	15,000

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	525	1,035
Total current liabilities	525	1,035
Total liabilities	525	1,035

STOCKHOLDER’S EQUITY (DEFICT)

Preferred stock: $0.0001 par value, 25,000,000 authorized, 0 issued and outstanding	-	-
Common stock: $0.0001 par value, 100,000,000 authorized, 6,200,000 and 3,000,000 issued and outstanding as of July 31, 2013 and October 31, 2012 respectively	620	300
Additional paid-in capital	46,380	14,700
Deficit accumulated during the development stage	(38,667)	(1,035)
Total stockholder’s equity (deficit)	8,333	13,965
Total liabilities and stockholder’s equity (deficit)	8,858	15,000

(The accompanying notes are an integral part of these financial statements)

Zewar Jewellery, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended July 31, 2013 $	For the Nine Months Ended July 31, 2013 $	For the Period From September 26, 2012 (inception) to July 31, 2013 $

Expenses
General and administrative	15,057	16,192	16,192
Professional fees	4,725	21,440	22,475

Net loss	(19,782)	(37,632)	(38,667)

Net loss per share - basic and diluted	($0.00)	($0.01)

Weighted average shares outstanding - basic and diluted	5,260,870	3,761,905

(The accompanying notes are an integral part of these financial statements)

Zewar Jewellery, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended July 31, 2013 $	Period From September 26, 2012 (inception) to July 31, 2013 $

Cash flows from operating activities
Net loss	(37,632)	(38,667)
Adjustments to reconcile to net cash used in operating activities:
Change in operating assets and liabilities
Accounts payables and accrued liabilities	(510)	525
Net cash used in operating activities	(38,142)	(38,142)

Cash flows from financing activities
Proceeds from issuance of common stock	32,000	47,000
Net cash provided by financing activities	32,000	47,000

Change in cash	(6,142)	8,858

Cash - beginning of period	15,000	-

Cash - end of period	8,858	8,858

Supplemental cash flow disclosures
Cash paid For:
Interest	−	−
Income tax	−	−

(The accompanying notes are an integral part of these financial statements)

Zewar Jewellery, Inc.

(A Development Stage Company)

Notes to the financial statements

July 31, 2013

(Unaudited)

_____________________________________________________________________________________________

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

Note 2: Basis of Presentation

Unaudited Interim financial statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended October 31, 2012 included in the Company’s Registration Statement (Form S-1) filed with the Securities and Exchange Commission on February 6, 2013. These interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Statement (Form S-1). In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended July 31, 2013 are not necessarily indicative of the results that may be expected for the year ending October 31, 2013.

Reclassification

Certain amounts in the financial statements have been reclassified to conform to the July 31, 2013 financial presentation. These reclassifications have no impact on the total loss.

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

At July 31, 2013, there were no outstanding stock options or warrants.

The Company became a reporting company on February 20, 2013 and on May 27, 2013, the Company completed its offering of a total of 3,200,000 shares of Company’s common stock on a "self-underwritten" basis at a fixed price of $0.01 per share, for total proceeds of $32,000.

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

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements from our inception (September 26, 2012) to July 31, 2013 and the three and nine months ended July 31, 2013, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

Zewar Jewellery, Inc. was incorporated in the State of Nevada on September 26, 2012. Our office is located at the premises of our President, Mohsin Mulla, who provides such space to us on a rent-free basis at Nizami’s Family Shoppee, Sunshine Building, Adade Faria Road, Margao, Goa, India.

We are a development stage company with plans to enter into the business of the online retail sale of imitation jewelry. Our product line will consist of middle and high end silver and bronze imitation jewelry which will be either hand crafted in the Indian cottage industry or manufactured to specification.  Our president has ample experience in this field.  We intend to sell these products through an internet website. We initially raised $15,000 from the sale of shares to Mohsin Mulla, our sole director and officer.

The Company became a reporting company on February 20, 2013 after we had filed a prospectus that relates to the offering of a total of 3,000,000 shares of our common stock on a "self-underwritten" basis at a fixed price of $0.01 per share. In May 2013, we completed the sale our shares 3,200,000 common share at the price of a $0.01 per share for total proceeds of $32,000. We will require additional funding in order to pursue our business objectives and there is no guarantee that we will be successful in this regard.

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

Our budget for the next twelve months is as follows:

Professional fees for Public Company Reporting Requirements	$8,000
Website development and related expenses	5,000
Filings for eligibility	10,000
Inventory of jewelry	3,000
Incorporation of an Indian subsidiary	1,000
Brochures, Marketing and Promotion	3,000
Office and Administrative	2,000
Total	$32,000

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

Since we became a reporting company we are responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10K and Form 10Qs. On August 1, 2013, our application with FINRA to list our common stock on the Over-the-Counter Bulletin Board was approved and our stock is quoted under the symbol “ZWJW”.

The shareholders may read and copy any material filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street N.W., Washington, DC, 20549. The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which we have filed electronically with the SEC by assessing the website using the following address:  http://www.sec.gov.

Results of Operations

We did not earn any revenues for the nine months ended July 31, 2013 or from inception on September 26, 2012 to July 31, 2013. We do not expect to realize any revenues until we are able to execute our business plan.

For the three months ended July 31, 2013, we have incurred total operating expenses in the amount of $19,782, mainly comprises of professional fees totaling $4,725 which relates to legal and accounting fees for the registration statement and related costs; and general and administrative expenses totaling $15,057 which mainly relates to completion of the placement, transfer agent, and travel costs.

For the nine months ended July 31, 2013, we have incurred total operating expenses in the amount of $37,632, mainly comprises of professional fees totaling $21,440 which relates to legal and accounting fees for the registration statement and related costs; and general and administrative expenses totaling $16,192 which mainly relates to transfer agent and travel costs.

We incurred total operating expenses in the amount of $38,667 from inception on September 26, 2012 through July 31, 2013. These operating expenses comprised of professional fees totaling $22,475 and general administrative expenses totaling $16,192.

We have not incurred any expenses for research and development since inception. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

Liquidity and Capital Resources

As at July 31, 2013, we had a cash balance of $8,858. If additional funds become required, the additional funding will come from either advances from associates of our President or equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On February 20, 2013 the SEC declared our Form S-1 registration statement effective allowing us to sell 3,200,000 shares of common stock at an offering price of $0.01 per share. In May 2013, the Company completed its public offering by issuing 3,200,000 shares of common stock and raising $32,000.

Item 6. Exhibits.

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

Date: August 26, 2013

By: /s/ Mohsin Mulla
Mohsin Mulla
Principal Executive Officer
Principal Financial Officer and Director