Form 10-Q
period 2014-03-31
Next Graphite, Inc.
filed 2014-05-19
CIK 1563315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 001-34048

NEXT GRAPHITE, INC.
 (Exact name of registrant as specified in its charter)

Nevada	90-0911609
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

318 North Carson Street, Suite 208
Carson City, NV 89701 USA
(Address of principal executive offices)

 (949) 397-2522
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was Required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   ☐ No

As of May 14, 2014, there were outstanding 50,181,443 shares of the registrant’s common stock, $.0001 par value.

TABLE OF CONTENTS

		Page
PART I	Financial Information

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	F-1

	Condensed Consolidated Statement of Operations for the three months ending March 31, 2014 and August 29, 2013 (Inception) through March 31, 2014 (Unaudited)	F-2

	Condensed Consolidated Statement of Cash Flows for the three months ending March 31, 2014 and August 29, 2013 (Inception) through March 31, 2014 (Unaudited)	F-3

	Condensed Consolidated Notes to Financial Statements (Unaudited)	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	2

Item 4.	Controls and Procedures	4

PART II	Other Information

Item 6.	Exhibits.	4

	Signatures	5

	Exhibits/Certifications

PART I-FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NEXT GRAPHITE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets:
Cash	$64,467	$2,450

Prepaid Asset	486,667	-
Total current assets:	551,133	2,450

Long-term asset:
Deposit		90,000
Intangible Asset	60,000	-
Goodwill	180,000	-
Total long-term asset:	240,000	90,000

Total assets	$791,133	$92,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,580	$48,456
Total current liabilities	47,580	48,456

Total liabilities	47,580	48,456

Stockholders’ equity:
Common stock authorized 100,000,000 shares - $.0001 par value issued and outstanding on March 31, 2014 and December 31, 2013 is 49,431,439 and 74,900,043, respectively.	4,943	7,490
Additional paid-in capital	2,839,274	2,565,327
Advance subscriptions	700,000	40,400
Accumulated deficit	(2,800,664)	(2,569,223)
Total stockholders' equity	743,553	43,994
Total liabilities and stockholders' equity	$791,133	$92,450

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT GRAPHITE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
	Three Months	August 29, 2013
	Ended	(Inception) to
	March 31, 2014	March 31, 2014

INCOME	$-	$-

OPERATING EXPENSES

Organizational expenses	-	390

Professional fees	173,238	355,958

Stock Based Compensation	-	2,369,991

Selling, General, and Administrative Expense	58,203	74,325

Total Operating Expenses	231,441	2,800,664

Loss from operations	(231,441)	(2,800,664)

NET LOSS APPLICABLE TO COMMON SHARES	$(231,441)	$(2,800,664)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	66,650,681	66,650,651

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT GRAPHITE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months	August 29, 2013
	Ended	(Inception) to
	March 31, 2014	March 31, 2014
Operating Activities:
Net loss	$(231,441)	$(2,800,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for services	-	2,369,991
Changes in assets and liabilities:
Prepaids	(486,667)	(486,667)
Accounts payable and accrued liabilities	(875)	47,581
Net Cash Used in Operating Activities	(718,983)	(869,759)

Investing Activities:
Common stock issued for purchase of acquiree	-	(72,700)
Purchase of Interest in Gazania	(150,000)	(238,740)
Net Cash Used in Investing Activities	(150,000)	(311,440)

Financing Activities:

Advanced subscriptions	659,600	699,989
Common stock issued for cash	271,400	521,400
Common stock issued in recapitalization	-	24,266
Net Cash Provided by Financing Activities	930,989	1,245,655

Net Increase in Cash	62,007	64,467
Cash, Beginning of Year	2,450	-
Cash, End of Year	$64,467	$64,467

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Next Graphite, Inc.
(A development stage company)
Notes to the Condensed Consolidated Financial Statements
(UNAUDITED)

NOTE 1 – ORGANIZATION

Next Graphite, Inc. (the “Company”) was incorporated in Nevada on September 26, 2012 under the name Zewar Jewellery, Inc. and is a development-stage entity. The Company's current business plan is to engage in the mining business developing graphite properties located in Namibia. The Company is based in Carson City, Nevada.

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

Under the Option Agreement, AGI was required to pay to NMC $90,000 as an advance payment to be credited towards the purchase price of the Gazania shares. The Company made the advance payment on November 14, 2013. The balance of the purchase price in the amount of $150,000 was paid by AGI upon exercise of the option that was completed on March 14, 2014. As a result, Gazania became a direct 90% owned subsidiary of the Company.

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

Cash
Cash consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. The Company had no cash equivalents as of March 31, 2014, and December 31, 2013.

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

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense. During the period from August 29, 2013 (inception) to March 31, 2014 the Company recognized no income tax related interest and penalties. The Company had no accruals for income tax related interest and penalties at March 31, 2014.

NOTE 4 - STOCKHOLDERS’ EQUITY

As of March 31, 2014 the Company had (i) 100,000,000 shares of Common Stock authorized with a par value of $.0001 per share, of which 49,431,439 shares were issued and outstanding, and (ii) 25,000,000 shares of preferred stock, par value $.0001 per share, authorized, none of which was issued and outstanding. 8,980,047 shares of Common Stock have been issued to founders, of which 400,016 shares were issued to the President and director as part of their consulting agreements. The shares were valued at par for a value of $898.

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

During March 2014 the company sold advance subscriptions to purchase 700,000 shares of Common Stock for gross proceeds of $700,000 at a per share price of $1.00 pursuant to Subscription Agreements with accredited investors.  On April 18, 2014 the shares were issued to the investors.

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

On March 21, 2014 the Company cancelled 25,740,000 shares of common stock.  The cancellation of the shares decreased the amount of common stock by $2,574 and increased additional paid in capital by the same amount.  The shares were held by African Graphite and were cancelled for internal company restructuring.

NOTE 5 –ACCOUNTS PAYABLE

As of March 31, 2014, the Company’s accounts payable totaled $47,580. The following table shows the content of the account as of March 31, 2014:

Professional Fees	$47,580
Total Accounts Payable	$47,580

NOTE 6 -GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred approximately $2,800,664 in operating deficit since its inception, and has generated no operating revenue, which could raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 7 – ACQUISITION OF GAZANIA

As of March 31, 2014, the Company had $240,000 in long term assets for the purchase of mining rights, $60,000 is reported is an intangible asset and $180,00 is goodwill which $240,000 was paid in cash as total purchase price.

NOTE 8 –CONSULTING AGREEMENT

On March 20, 2014, the Company entered into a consulting agreement with Wall Street Relations, Inc. (the “Consultant”). Under the agreement, the Consultant will provide to the Company public relations, communications, advisory and consulting services. The term of the agreement is 12 months. For the services to be rendered under the agreement, the Company paid to the Consultant $500,000 in cash.

NOTE 9 –SUBSEQUENT EVENTS

On April 29, 2014, the Company sold 50,000 shares of Common Stock, for gross proceeds of $50,000 at a per share price of $1.00 pursuant to a Subscription Agreement with an accredited investor.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD-LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS", "INTENDS", "WILL", "HOPES", "SEEKS", "ANTICIPATES", "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Plan of Operations

The Company plans to re-launch mining production and on-site processing at the Aukum Graphite Mine at an estimated cost of $2,000,000. The completed mine is targeting 2,000 tons of annual production.

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

Results of Operations

We did not have any revenues since inception. We incurred operating expenses of $231,441, and realized a net loss of $2,800,664 since inception on August 29, 2013 to March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2014, we had $64,467 in cash.

The Company does not currently have sufficient resources to cover ongoing expenses and expansion. From November 2013 to March 2014, we consummated a private placement of our securities which resulted in net proceeds to us of $1,221,400. We used $240,000 out of the net proceeds to make a payment to NMC under the Option Agreement in connection with the option grant closing and the option exercise closing. Under the Option Agreement, we undertook to provide at least $260,000 of working capital to or for the benefit of Gazania from the option grant closing date to June 30, 2014.  We plan on raising additional funds from investors to implement our business model. In the event we are unsuccessful, this will have a negative impact on our operations.

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

Going concern

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, it has $64,467 in cash, has losses and an accumulated deficit, and a working capital deficiency. The Company does not currently have any revenue generating operations. These conditions, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

In view of these matters, as a going concern is dependent upon the Company's ability to generate revenue ability to meet its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

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

ITEM 4.   CONTROLS AND PROCEDURES.

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

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 6.   EXHIBITS.

(a) The following exhibits are filed herewith:

31.1
Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Next Graphite, Inc.

Date: May 16, 2014	By:	/s/ Charles Bream
Name: Charles Bream
Title: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)