Form 10-Q
period 2014-06-30
Next Graphite, Inc.
filed 2014-08-14
CIK 1563315

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 333-185278

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of August 14, 2014, there were outstanding 50,241,443 shares of the registrant’s common stock, $.0001 par value.

TABLE OF CONTENTS

		Page
PART I	Financial Information

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013	F-1

	Condensed Consolidated Statement of Operations for the three and six months ending June 30, 2014 and from the period from August 28, 2013 (Inception) through June 30, 2014 (Unaudited)	F-2

	Condensed Consolidated Statement of Cash Flows for the three and six months ending June 30, 2014 and from the period from August 28, 2013 (Inception) through June 30, 2014 (Unaudited)	F-3

	Condensed Consolidated Notes to Financial Statements (Unaudited)	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	2

Item 4.	Controls and Procedures	4

PART II	Other Information

Item 6.	Exhibits.	4

	Signatures	5

	Exhibits/Certifications

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

NEXT GRAPHITE, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$30,023	$2,450
Prepaid Asset	361,667	-
Total current assets:	391,689	2,450

Long-term asset:
Deposit	-	90,000
Intangible Asset	60,000	-
Goodwill	180,000	-
Total long-term asset	240,000	90,000

Total assets	$631,689	$92,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,449	$48,456
Total current liabilities	72,449	48,456

Total liabilities	72,449	48,456

Stockholders’ equity:
Preferred stock authorized 25,000,000 shares, $.0001 par value, no shares issued and outstanding at June 30, 2014 and December 31, 2013
Common stock authorized 100,000,000 shares, $.0001 par value, 50,181,443 and 74,900,043 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	5,018	7,490
Additional paid-in capital	3,589,199	2,565,327
Advance subscriptions	60,000	40,400
Accumulated deficit	(3,097,327)	(2,569,223)
Total stockholders' equity	556,890	43,994
Total liabilities and stockholders' equity	$629,339	$92,450

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT GRAPHITE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Three and Six Months Ended June 30, 2014 and From Inception to June 30, 2014

(Unaudited)

	Three Months	Six Months	August 28,
	Ended	Ended	2013 to
	June 30, 2014	June 30, 2014	June 30, 2014
INCOME	$-	$-	$-

OPERATING EXPENSES

Organizational expenses	-	-	390

Professional fees	271,979	445,217	627,937

Stock Based Compensation	-	-	2,369,991

Selling, General, and Administrative Expense	24,684	82,887	99,009

Total Operating Expenses	296,663	528,104	3,097,327

Loss from operations	(296,662)	(525,754)	(3,094,977)

NET LOSS APPLICABLE TO COMMON SHARES	$(296,662)	$(525,754)	$(3,094,977)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.01)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	47,315,885	61,031,765	67,259,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT GRAPHITE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2014 And Inception to June 30, 2014

(Unaudited)

	Six Months	August 29, 2013 to
	June 30, 2014	June 30, 2014
Operating Activities:
Net loss	$(525,754)	$(3,094,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for services	-	2,369,991
Changes in assets and liabilities:
Prepaids	(361,667)	(361,667)
Accounts payable and accrued liabilities	23,994	72,450
Net Cash Used in Operating Activities	(863,427)	(1,014,203)

Activities:
Common stock issued for purchase of acquiree	-	(72,700)
Purchase of Interest in Gazania	(150,000)	(238,739)
Net Cash Used in Investing Activities	(150,000)	(311,439)

Financing Activities:
Advanced subscriptions	60,000	60,000
Common stock issued for cash	981,000	1,271,400
Common stock issued in recapitalization	-	24,266
Net Cash Provided by Financing Activities	1,041,000	1,355,666

Net Increase in Cash	27,573	30,024
Cash, Beginning of Year	2,450	-
Cash, End of Year	$30,023	$30,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Next Graphite, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1 – ORGANIZATION

Next Graphite, Inc. (the “Company”) was incorporated in Nevada on September 26, 2012 under the name Zewar Jewellery, Inc. and is a development-stage entity. The Company's current business plan is to engage in the mining business developing graphite properties located in Namibia. The Company is based in Carson City, Nevada

On November 14, 2013, the Company consummated transactions pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) dated November 14, 2013 by and among the Company and the stockholders of African Graphite, Inc., a private Nevada corporation (“AGI” and the “AGI Stockholders”) whereby AGI Stockholders transferred 100% of the outstanding shares of common stock of AGI held by them, in exchange for an aggregate of 8,980,047 newly issued shares of the Company’s common stock, par value $.0001 per share (“Common Stock”).

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. The Company had $30,023 in cash and no cash equivalents as of June 30, 2014.

Start-up Costs

In accordance with ASC 720-15-20, “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Common Stock Issued For Other Than Cash

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company will adopt ASU 2014-10 during the quarter ended September 30, 2014.

NOTE 3 - PREPAID ASSETS

On March 20, 2014, the Company entered into a consulting agreement with Wall Street Relations, Inc. (the “Consultant”). Under the agreement, the Consultant agreed to provide to the Company public relations, communications, advisory and consulting services. The term of the agreement is 12 months. For the services to be rendered under the agreement, the Company paid to the Consultant $500,000 in cash. On June 20, 2014, the Company terminated the agreement because of the Consultant’s failure to perform its obligations under the agreement. The Company is currently pursuing its options to obtain reimbursement of the fee paid to the Consultant under the agreement.

 NOTE 4 - PROVISION FOR INCOME TAXES

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

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense. During the period from August 28, 2013 (inception) to June 30, 2014 the Company recognized no income tax related interest and penalties. The Company had no accruals for income tax related interest and penalties at June 30, 2014.

NOTE 5 - STOCKHOLDERS’ EQUITY

As of June 30, 2014 the Company had (i) 100,000,000 Common shares authorized with a par value of $.0001 per share, of which 50,181,443 shares were issued and outstanding, and (ii) 25,000,000 shares of preferred stock, par value $.0001 per share, authorized, none of which was issued and outstanding. 8,980,047 shares of Common Stock have been issued to founders, of which, 400,016 shares were issued to the President and director as part of their consulting agreements, further discussed in note 6. The shares were valued at par for a value of $898.

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

On November 14, 2013, the Company consummated transactions pursuant to a Share Exchange Agreement dated November 14, 2013 (the “Share Exchange Agreement”) by and among the Company and the stockholders of African Graphite, Inc., a Nevada corportation (“AGI”), whereby the stockholders of AGI transferred 100% of the outstanding shares of common stock of AGI held by them, in exchange for an aggregate of 8,980,047 newly issued shares of the Company’s common stock.

On November 14, 2013, the Company consummated transactions pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) with Zewar Jewellery, Inc. dated November 14, 2013 by and among the Company and the stockholders of the Company whereby the Company’s Stockholders transferred 100% of the outstanding shares of common stock of the Company held by them, in exchange for an aggregate of 8,980,047 newly issued shares of the Zewar Jewellery’s common stock with a par value $.0001 per share (“Common Stock”).

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

On March 21, 2014, the Company cancelled 25,740,000 shares of common stock. The cancellation of the shares decreased the amount of common stock by $2,574 and increased additional paid in capital by the same amount. The shares were held by African Graphite and were cancelled for internal company restructuring.

On March 25, 2014, the Company sold 150,000 shares of Common Stock, for gross proceeds of $150,000 at a per share price of $1.00 pursuant to a Subscription Agreement with an accredited investor.

On April 18, 2014, the Company sold 50,000 shares of Common Stock, for gross proceeds of $50,000 at a per share price of $1.00 pursuant to a Subscription Agreement with an accredited investor.

NOTE 6 – ACCOUNTS PAYABLE

As of June 30, 2014, the Company’s accounts payable totaled $72,449. The following table shows the content of the account as of June 30, 2014:

Professional Fees	$66,180
General and Administrative	6,269
Total Accounts Payable	$72,449

NOTE 7 -GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred approximately $3,097,327 in operating deficit since its inception, and has generated no operating revenue, which could raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements through equity financing and the success of future operations. These unaudited condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 8 – DEPOSITS FOR INVESTMENT IN SUBSIDIARY

As of June 30, 2014, the Company had $240,000 in long term assets for the purchase of mining rights, $60,000 is reported as an intangible asset and $150,000 as goodwill, which $240,000 was paid in cash and $1,494 was paid by common shares valued at par.

NOTE 9 –SUBSEQUENT EVENTS

On July 14, 2014, the Company sold 60,000 shares of Common Stock, for gross proceeds of $60,000 at a per share price of $1.00 pursuant to a Subscription Agreement with an accredited investor.

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

Results of Operations

We did not have any revenues since inception. Operating expenses have been incurred of $296,663 and $528,104 for the three and six month periods ending June 30, 2014, respectively. We have realized a net loss of $3,097,327 since inception on August 28, 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had $30,023 in cash.

The Company does not currently have sufficient resources to cover ongoing expenses and expansion. From November 2013 to June 2014, we consummated a private placement of our securities which resulted in net proceeds to us of $1,362,000. We used $240,000 out of the net proceeds to make a payment to NMC under the Option Agreement in connection with the option grant closing and the option exercise closing. Under the Option Agreement, we undertook to provide at least $260,000 of working capital to or for the benefit of Gazania from the option grant closing date to June 30, 2014. We plan on raising additional funds from investors to implement our business model. In the event we are unsuccessful, this will have a negative impact on our operations.

2

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

Going concern

The Company's unaudited condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, it has $30,023 in cash, has losses and an accumulated deficit, and a working capital deficiency. The Company does not currently have any revenue generating operations. These conditions, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to, meets its financial requirements, raise additional capital, and the success of its future operations. The unaudited condensed consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

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

3

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

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Next Graphite, Inc.

Date: August 14, 2014	By:	/s/ Charles Bream
Name: Charles Bream
Title: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

5