Form 10-K/A
period 2013-12-31
Next Graphite, Inc.
filed 2014-09-11
CIK 1563315

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Next Graphite, Inc.

Form 10-K

  EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amended Filing”) to the Annual Report on Form 10-K (the “Original Filing”) of Next Graphite, Inc. for the fiscal year ended December 31, 2013 that we filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2014 to revise certain disclosures pursuant to a comment letter we received from the SEC in connection with our filing of the Registration Statement on Form 10 with the SEC on July 30, 2014. This Amended Filing does not reflect events that occurred after the Original Filing or modify or update those disclosures affected by subsequent events. This Amended Filing should be read in conjunction with the Original Filing and the Company's other filings made with the SEC subsequent to the filing of the Original Filing.

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

Stock Purchase Option Agreement

On November 14, 2013, AGI entered into a Stock Purchase Option Agreement (the “Option Agreement”) with NMC Corp., a corporation organized under the laws of the Province of Ontario, Canada (“NMC”), whereby NMC granted to AGI an option to purchase 90 ordinary shares, par value one Namibian dollar per share, of Gazania Investments Two Hundred and Forty Two (Proprietary) Limited, a corporation organized under the laws of the Republic of Namibia ("Gazania"), representing 90% of the issued and outstanding shares of Gazania, for $240,000. NMC had entered into an option agreement dated  March 29, 2013, as amended on November 4, 2013 (the “Centre Agreement”), with Centre for Geoscience Research CC (formerly known as “Industrial Minerals and Rock Research Centre CC”), a company organized under the laws of the Republic of Namibia ("Centre"), whereby Centre agreed to transfer to Gazania 100% undivided interest in the exclusive prospecting license No. 3895 known as AUKUM originally issued to Centre by the government of the Republic of Namibia on April 4, 2011 and renewed on April 4, 2013 (the “License”). The License grants the right to conduct prospecting operations, bulk sampling and pilot production in the license area called AUKAM located in southern Namibia in the Karas Region within the Betaine district. The license area covers about 49,127 hectares. The only mine in Namibia which has produced graphite is situated in the license area. The ore body lies on the eastern slope of a prominent range of hills which rises 120 to 150 meters above the level of the surrounding sand-covered valleys. The country rock consists almost entirely of grayish, medium-to-coarse grained granite and gneissic rocks of the Namaqualand Metamorphic Complex. The License applies to “base and rare metals” and “industrial minerals” and Gazania is the only party licensed to conduct mining operations of this type in the area. The transfer of the License to Gazania was approved by the Ministry of Mines and Energy of the Republic of Namibia on February 25, 2014.

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

Our Business

The Company is a development stage company targeting the growing global graphite production industry with its 125,000-acre Africa-based Aukam Graphite Mine. The Aukam Graphite Mine was established in 1940 in the current Republic of Namibia, produced $30 million of graphite at today's prices until 1974, and is estimated by the Company’s geological consultants, Paul Lemmon and Mulife Siyambango, to hold over 4 million tons of natural, high-grade, large-flake, hydrothermal-sourced graphite reserves. The mine is currently abandoned.

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

The statements made in this section, “The Industry,” reflect management opinions and beliefs based on the information obtained from a variety of sector and industry sources.  These include but are not limited to: Angel Publishing, Industrial Minerals Magazine, RR Market Research, and the U.S. Geological Survey of Mineral Commodity Summaries.

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

Natural Graphite Flake Pricing and Demand

Chinese Steel Demand Replaced by Battery and New Product Requirements in 2010-2012

Pricing Trends Show Growth 2009-12

$4,000
$3,500
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
Lump
Flake
2008
2009
2010
2011
2012

Source: U.S. Geological Survey, Mineral Commodity Summaries

Estimated Demand Growth 2010-20

3,000,000
2,500,000
2,000,000
1,500,000
1,000,000
500,000
Annual Graphite Demand (Tonnes)
2.5Mtpa+
Growth with Batteries (9%)
Growth w/o Batteries (3%)
Up to 1.5Mtpa
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
Year

Source: Industrial Minerals Magazine.

World demand to rise 6% annually through 2018

Worldwide demand for natural and synthetic graphite (including carbon fiber) is forecast to expand six percent per annum to about 3.9 million metric tons in 2018.  This is an improvement over the 2008-2013 pace.  Three key trends are expected to fuel this growth.  First, advances in manufactured goods are expected to spur graphite consumption.  Second, steelmaking and other types of metallurgy activity, important markets for graphite, are expected to accelerate between 2013 and 2018. Third, the global graphite market will benefit greatly from the rise of new, technologically advanced applications, including graphene, pebble-bed nuclear reactors, fuel cells, solar power, and aerospace.  [Source: RR Market Research World Graphite (Natural, Synthetic & Carbon Fiber to 2018)]

Natural flake graphite to outpace amorphous types

In the natural graphite segment flake graphite is anticipated to capture market share from amorphous graphite as high tech applications become more important and the availability of flake graphite increases.  Through 2018, worldwide demand for flake graphite is expected to grow more than twice as fast as for amorphous products.  When China reduced natural graphite output between 2011 and 2013 because of environment and industry fragmentation concerns, a large number of exploration projects were launched around the world.  Approximately 30 companies are now working on developing mines in countries such as Australia, Canada, Russia, South Korea, Sweden, and the US.  Finally, interest in natural graphite has increased dramatically with the rise of lithium ion batteries, which are used in electronics and electric motor vehicles.

The synthetic graphite market is also likely to see healthy gains during the 2013-2018 period.  Worldwide demand for carbon fiber is expected to grow at a double-digit annual pace through 2018, as its use in aerospace, automotive, wind turbine, and other applications increases sharply.  Additionally, the cost of carbon fiber is expected to gradually decline between 2013 and 2018 because of technological innovation.  The growing use of electric arc furnaces to produce steel in most parts of the world is expected to boost sales of graphite electrodes.  As synthetic graphite becomes more widely available in industrializing countries, product demand will grow.  However, increasing production capacity will moderate prices.   [Source: RR Market Research World Graphite (Natural, Synthetic & Carbon Fiber to 2018, online research)]

China to remain key market

Roughly 45 percent of all additional graphite demand generated between 2013 and 2018 is expected to be attributable to China, also the world’s leading consumer of these products.  Growth will be bolstered by gains in manufactured goods shipments, increases in metallurgy activity, and additional investment in technologically advanced industries. Other industrializing countries in the Asia/Pacific region are also expected to perform well between 2013 and 2018, as their manufacturing sectors expand and grow in sophistication.  Additionally, the availability of graphite products in Asia/ Pacific countries are anticipated to increase.

Graphite consumption in North America is forecast to expand by nearly six percent per annum between 2013 and 2018.  This is a significant improvement over the 2008-2013 pace.  The US is expected to register the region’s fastest growth, as industrial production increases, metallurgy activity rebounds, and lithium ion battery output surges.  Led by Brazil, Central and South America is projected to see sales of graphite increase at the second fastest annual rate worldwide through 2018.  [Source: RR Market Research World Graphite (Natural, Synthetic & Carbon Fiber to 2018, online research)]

Graphite’s new era of demand

Natural graphite appears to be entering a new era of demand.  Faced by a perfect storm of factors the world’s graphite supply is in uncertain times.  Graphite’s diversity has secured a strong suite of traditional end use markets over the last 100 years as refractories, metallurgy, lubricants, carbon products such as car brake pads and pencils, and many other products, have carved out a substantial business for many producers around the world. However, it is the emergence of the Li-ion battery era that has the potential to turn the industry on its head.  Portable electronic devices: mobile phones, iPads, and power tools, and large scale energy storage, all favor Li-ion technology.  It is anticipated that electric vehicles hold the potential demand clout that could revolutionize the graphite space.  The potential for graphite does not stop there.  The wild card is the new super-material graphene. Derived from a single layer of graphite, graphene is over 100 times stronger than steel and more conductive than copper while being incredibly light.  The applications of graphene seem to be endless, but it is yet to be commercialized.  Very soon, the industry may not have enough natural graphite to go around. [Source: The Natural Graphite Report, 2012.]

China

The world is currently at the mercy of Chinese supply which accounted for 79% of the world’s natural graphite in 2011.  China’s graphite production power was on display twenty years ago when huge volumes of new supply came into the world market rendering smaller mines in Canada, Mexico, Europe, and Australia uneconomic.  Now China has focused on serving its own domestic needs and the manufacture of higher value goods.  China’s desire to build a value-chain means it no longer wants to be the source of raw materials, but the source of processed and finished products.

This situation holds the potential to be a graphite game-changer.  A generation of under investment in mines around the world is now being felt.  However, exploration is underway, particularly in Canada and Brazil, and new mines are under development.  Some of the questions facing the industry are the following:

•           How long will this new supply take to come to fruition?
•           Will the quality and volumes be sufficient?
•           Is there room for more players?
•           Are there already too many producers?

Prices up 140%

A supply/demand situation has been simmering for the last five years.  Since 2010 the price of high quality flake grades of natural graphite have increased by 140% as a result of Chinese policy and struggling production elsewhere.  The price pattern is recurring: that of a stabilization followed by an increase.  One thing seems certain –that graphite is not losing its value.  The talk in, and outside of, the industry is on what the future will hold for natural graphite.  The rate of exploration in the second half of 2011 has levels not seen in a generation and Canada is leading the way on new projects.  The unknowns that are electric vehicles and large scale energy storage together with China at a rapid stage of economic development, leaves the future for the key raw material uncertain.

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

In early 2015, the Company plans to begin processing its existing 140,000 tons of graphite tailings for bulk sampling, and to start test production. The company is targeting to gear up to graphite production of 2,000 tons per year in the second half of 2015. The approximately 140,000 tonnes of mine heaps currently sitting at the surface is a legacy of the former mining operations on site.  The pile still contains a large concentration of graphitic material.  Through a recent bulk testing program conducted in June-August 2014, the Company was able to recover 137 metric tonnes of graphite lumps from 455 metric tonnes of material passed through a separation screen.  The average lump-to-waste ratio in the piles with an average of ±70 recovery was 1:3.  If these results continue we can expect that approximately 30,000 tonnes of graphitic lumps will still be present in the heaps.  The former average grade per lump was about 49% carbon.  This indicates that within the piles alone there could be as much as 15,000 tonnes of graphite.  80 samples have been submitted to a laboratory in Namibia for testing to determine the average grade of the recovered lumps.  After this initial testing we will have a more accurate understanding of the contained value within the piles.

Historically 300,000 tonnes of material was mined from the Aukam site, from which 25,000 tonnes of graphite was recovered.

The Company intends to capitalize upon the increasing worldwide demand for high-grade graphite in a cost-effective and potentially profitable fashion, overseen by a highly experienced management team:

➢
The Global Graphite market, currently estimated at $12 billion, is expected to grow at a Compound Aggregate Growth Rate (“CAGR”) of 5.5% during 2012-2016. One key factor is the increasing use of graphite in batteries, e.g., the Li-Ion market is estimated at ~$250B by 2020 [Source: ReportStack, “Global Graphite Market 2012-2016”].

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

Our methods of distributing our mined graphite will in part be dictated by what our initial drilling activities indicate relative to quality, quantity, concentration and cost of extraction.

The options we are considering include:

•	marketing department that sells the Company’s graphite to end users. This will probably not be pursued unless we are mining at least 5,000 - 10,000 tonnes of graphite a year.

•	market the graphite through a partnership with another graphite mine.

•	market the material, via offtakes, to graphite distributors, traders or other companies that may market graphite from more than one mining company.

The Company’s costs of operation will also be largely influenced by the factors noted above such as quality, quantity, concentration, and cost of extraction. Based on our initial planned small-scale operation, the cost to build our processing plant will be approximately $1,000,000. We anticipate our on-going costs of operation will be relatively low given our low Namibian labor costs and low extraction costs based on preliminary testing.

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

Government Regulation

In Namibia, all mineral rights are vested in the state. The Minerals (Prospecting and Mining) Act of 1992 regulates the mining industry in the country. The Ministry of Mines and Energy is responsible for mining. Licenses and permits are authorized by the Minister on recommendation of the Mining Commissioner. Namibia's mining industry is also regulated by the Minerals Development Fund of Namibia Act of 1996 and the Diamond Act of 1999. Several types of mining and prospecting licenses exist as follows:

•	Non-Exclusive Prospecting Licenses, valid for 12 months, permit prospecting non-exclusively in any open group not restricted by other mineral rights.

•	Reconnaissance Licenses allow regional remote sensing techniques, and are valid for 6 months (renewable under special circumstances) and can be made exclusive in some instances.

•
Exclusive Prospecting Licenses can cover areas not exceeding 1000 square kilometers and are valid for 3 years, with two renewals of 2 years each and discretionary renewals thereafter. Two or more EPLs can be issued for more than one mineral in the same area.

•
Mineral Deposit Retention Licenses (MDRLs) allow successful prospectors to retain rights to mineral deposits which are uneconomical to exploit immediately. MDRLs are valid for up to 5 years and can be renewed subject to limited work and expenditure obligations.

•	Mining Licenses can be awarded to Namibian citizens and companies registered in Namibia. They are valid for an initial 25 years, renewable up to 15 years at a time.

•	There is no requirement that the Government should hold equity participation in mining ventures.

We will be required to comply with the foregoing government regulations. An Environmental Impact Assessment is currently being prepared, and a Mining License for extraction will be applied for.

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

The Company has a limited history of operations and Aukum Graphite Project is the Company’s sole asset. There can be no assurance that any of the Company’s planned exploration and development activities on the Aukum Graphite Project will ever lead to the re-launch of graphite production from it.

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

There is no guarantee that the mineral deposit contained in the Aukum Graphite Project will be commercially viable.

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

The Company has no history of mineral production.

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

The Company has a limited operating history and financial resources.

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

The Company is subject to Namibian government regulation of its mining operations. Although the Company believes that the Aukum Graphite Project is in substantial compliance with all material laws and regulations that currently apply to its activities, there can be no assurance, however, that the Company will obtain on reasonable terms or at all the permits and approvals, and the renewals thereof, which it may require for the conduct of its future operations or that compliance with applicable laws, regulations, permits and approvals will not have an adverse effect on plans to explore and develop the Aukum Graphite Project.

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

The initial property report was based on production data generated from the Namibian Ministry of Mines and Energy and from prior exploration work. There is no guarantee in reliability of such data.

In preparing the initial property report, The Aukum property Geological Report of February 16, 2014, the authors of that report from Element 12 Consulting relied upon certain data generated on production from the government-mining ministry, and by exploration work carried out by geologists employed by others. There is no guarantee that data generated from government records or by prior exploration work is 100% reliable and discrepancies in such data not discovered by the Company may exist. Such errors and/or discrepancies, if they exist, could have impact on the accuracy of the subject report.

If we lose the services of key management personnel and are unable to attract and retain highly skilled employees, we may not be able to execute our business strategy effectively.

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

 While our executive officers and directors are highly experienced in business, they do not come from the mining industry and rely on Company managers and consultants for specific mining expertise. The Company has hired and may continue to rely upon consultants and others for geological and technical expertise. The Company’s current personnel may not include persons with sufficient technical expertise to carry out the future development of the Company’s properties. There is no assurance that suitably qualified personnel can be retained or will be hired for such development.

The Company faces increased competition for equipment and experienced personnel from competitors with greater financial and technical resources.

The mineral exploration and mining business is competitive in all of its phases. The mining industry is facing a shortage of equipment and skilled personnel and there is intense competition for experienced geologists, field personnel, contractors and management, including from competitors with greater financial resources. There is no assurance that the Company will be able to compete successfully with others in acquiring such equipment or personnel.

There is no guarantee that the Company will be successful in its competition for productive mineral properties and financing with competitors possessing greater financial and technological resources.

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

There is no assurance that the Company will be able to obtain a leasehold interest to the land lot covering the Aukum Graphite Project on financially sound terms.

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

The Company possesses the license to the Aukum Graphite Project allowing for prospecting operations, bulk sampling and pilot production (subject to ministry approval) in the license area, which expires on April 3, 2015. The exploration license that expires April 3, 2015, will be followed by a mining license, which cost is dependent on a number of variables that the Namibian Ministry of Mines will determine. We do not expect that the mining license will exceed $20,000 in annual cost. While the Namibian government has an interest in the license area being developed and the Company believes that it will be able to obtain necessary extensions on the prospecting license and grant of a mining license required to recommence mining operations, there can be no assurance that the Company will be able to secure the renewal of the prospecting license or grant of a mining license on terms satisfactory to it, or that governments having jurisdiction over the Aukum Graphite Project will not revoke or significantly alter such license or other tenures or that such license and tenures will not be challenged or impugned.

If environmental hazards are identified on the Aukum Graphite Project,it may have the potential to negatively impact on the Company’s exploration and development plans for the Aukum Graphite Project.

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

As our business grows, we will need to hire highly skilled personnel and, if we are unable to retain or motivate hire additional qualified personnel, we may not be able to grow effectively.

Although no assurance can be given, the Company contemplates that growth will occur as the Company implements its business strategies.  The Company expects the expansion of its business to place a significant strain on its limited managerial, operational, and financial resources. The Company will be required to expand its operational and financial systems significantly and to expand, train, and manage its work force in order to manage the expansion of its operations. The Company’s failure to fully integrate new employees into its operations could have a material adverse effect on its business, prospects, financial condition, and results of operations. The Company’s ability to attract and retain highly skilled personnel in connection with its growth is critical to its operations and expansion. The Company faces competition for these types of personnel from other mining companies and more established organizations, many of which have significantly larger operations and greater financial, marketing, human, and other resources than does the Company. The Company may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. If the Company is not successful in attracting and retaining these personnel, its business, prospects, financial condition, and results of operations will be materially adversely affected.

There is currently no active public market for the Company's common stock and the market price of the common stock may fluctuate significantly.

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

Issuance of additional shares of common stock or securities convertible into common stock may substantially dilute the ownership interests of our existing stockholders.
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

The outcomes of any legal action may have a material adverse effect on the financial results of the Company.

From time to time, the Company may be involved in lawsuits. The outcomes of any such legal actions may have a material adverse effect on the financial results of the Company on an individual or aggregate basis.

The Company does not anticipate paying any dividends on its common stock.

The Company has no earnings or dividend record and does not anticipate paying any dividends on its common shares in the foreseeable future.

Our common stock is considered “a penny stock” and, as a result, it may affect the ability of investors to sell their shares.

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

Plan of Operations

The Company plans to re-launch mining production and on site processing at the Aukum Graphite Mine at an estimated cost of $2,000,000. Approximately $1,000,000 has been targeted for 2013-2014 start-up costs such as mining rights acquisition, licensing, engineering, geological and project consultants fees, accounting and legal fees,. An additional $1,000,000 has been budgeted for the 2015 costs of a small-scale, on-site processing plant.

Targeted 2014 pre-production activities, budgeted at approximately $800,000 have and will include: the transfer of the mining license to Next Graphite Inc.; initial testing of the Aukum Graphite Mine samples and the compilation of its initial geological report; process testing of surface graphite samples from on-site tailings; preparation of an Environmental Impact Assessment report; application for a Mining License for extraction; preliminary drilling and advanced product testing; preliminary economic analysis based on our findings and a scoping study that details the engineering for production, mining design, flowchart and operations; construction planning for a small-scale processing facility; and continuing public company governance, overhead & professional services.

The Company will need to raise the aforementioned $800,000 in funding for planned 2014 activities. Funds will also be required to pursue the exploration of additional subterranean graphite on the property with the goal to produce 2,000 tonnes of graphite yearly.

The completed, re-opened mine will be targeting an estimated 2,000 tons of annual production, with initial production targeted for the first quarter of 2015. As previously stated, approximately $1,000,000 has been targeted for securing basic processing equipment and other costs associated with the construction of a small-scale, on-site processing plant. We believe the Company should be profitable within 18 months of initial production.

The management team continues to review and assess the benefits and costs to of financing structures and methods to fund its growth.  While the Company believes it will begin to realize some revenue and working capital in 2015 through initial sales of graphite, it plans to obtain most of its required capital through private placements of its common stock to accredited investors .

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

Next Graphite, Inc.

Date: September 10, 2014	By:	/s/ Charles Bream
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

Name and Title	Date

/s/ Charles Bream	September 10, 2014
Charles Bream
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Doron	September 10, 2014
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