Form 10-Q
period 2014-09-30
Next Graphite, Inc.
filed 2014-11-17
CIK 1563315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 14, 2014, there were outstanding 50,411,443 shares of the registrant’s common stock, $.0001 par value.

TABLE OF CONTENTS

		Page
PART I	Financial Information

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013	F-1

	Condensed Consolidated Statement of Operations for the three and nine months ending September 30, 2014 (Unaudited) and from the period from August 28, 2013 (Inception) through September 30, 2014 (Unaudited)	F-2

	Condensed Consolidated Statement of Cash Flows for the three and nine months ending September 30, 2014 (Unaudited) and from the period from August 28, 2013 (Inception) through September 30, 2014 (Unaudited)	F-3

	Condensed Consolidated Notes to Financial Statements (Unaudited)	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	2

Item 4.	Controls and Procedures	4

PART II	Other Information

Item 6.	Exhibits.	4

	Signatures	5

	Exhibits/Certifications

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

NEXT GRAPHITE, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$3,272	$2,450
Total current assets	3,272	2,450
Deposit	-	90,000
Intangible asset	60,000	-
Goodwill	180,000	-

TOTAL ASSETS	$243,272	$92,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,824	$48,456
Total current liabilities	42,824	48,456

Total liabilities	42,824	48,456

Stockholders’ equity:
Preferred stock authorized 25,000,000 shares, $.0001 par value, no shares issued and outstanding at September 30, 2014 and December 31, 2013	-	-
Common stock authorized 100,000,000 shares, $.0001 par value, 50,411,443 and 74,900,043 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	5,041	7,490
Additional paid-in capital	4,046,916	2,565,327
Advance subscriptions	-	40,400
Accumulated deficit	(3,851,509)	(2,569,223)
Total stockholders' equity	200,448	43,994

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$243,272	$92,450

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT GRAPHITE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Three and Nine Months Ended September 30, 2014 and From Inception to September 30, 2014

(Unaudited)

	Three Months	Nine Months	August 28,
	Ended	Ended	2013 to
	September 30,	September 30,	September 30,
	2014	2014	2014

INCOME	$-	$-	$-

OPERATING EXPENSES:
Organizational expenses	-	-	390
Professional fees	526,442	971,659	1,154,379
Stock Based Compensation	227,740	227,740	2,597,731
Selling, General, and Administrative Expense	-	82,887	99,009
Total Operating Expenses	754,182	1,282,286	3,851,509

Loss from operations	(754,182)	(1,282,286)	(3,851,509)

NET LOSS APPLICABLE TO COMMON SHARES	$(754,182)	$(1,282,286)	$(3,851,509)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.02)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	50,293,291	57,806,433	61,539,158

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT GRAPHITE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2014 and Inception to September 30, 2014

(Unaudited)

	Nine Months	August 29, 2013 to
	September 30, 2014	September 30, 2014

Operating Activities:
Net loss	$(1,282,286)	$(3,851,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for services	227,740	2,597,731
Changes in assets and liabilities:
Prepaids	-	-
Accounts payable and accrued liabilities	(5,632)	42,824
Net cash used in operating activities	(1,060,178)	(1,210,954)

Investing Activities:
Common stock issued for purchase of acquiree	-	(72,700)
Purchase of Interest in Gazania	(150,000)	(238,740)
Net cash used in investing activities	(150,000)	(311,440)

Financing Activities:
Advanced subscriptions	-	40,400
Common stock issued for cash	1,211,000	1,461,000
Common stock issued in recapitalization	-	24,266
Net cash provided by financing activities	1,211,000	1,525,666

Net increase in cash	822	3,272

Cash, Beginning of Year	2,450	-

Cash, End of Year	$3,272	$3,272

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the financial position, the results of operations and comprehensive income (loss) and cash flows of the Company for the periods presented. These unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Form 10-K/A filed on September 11, 2014.  The operating results or cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

NOTE 3 -GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred approximately $3,851,509 in operating deficit since its inception, and has generated no operating revenue, which could raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915-10-05, “Development Stage Entity.” The Company is devoting substantially all of its efforts to the execution of its business plan.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

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

Goodwill and Intangible Assets

As of September 30, 2014, the Company had $240,000 in long term assets for the purchase of mining rights, $60,000 is reported as an intangible asset and $180,000 as goodwill, which $240,000 was paid in cash and $1,494 was paid by common shares valued at par.

Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.”  Goodwill is tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was noted as of September 30, 2014.

Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment,” the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable.  The Company considers the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends.  An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount.

The Company is not aware of any events or changes in circumstances during the nine months ended September 30, 2014 that would indicate that the long-lived assets are impaired.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. Management is currently assessing the impact of the adoption of ASU 2014-10 and has not determined the effect of the standard on our ongoing financial reporting.

NOTE 5 - PREPAID ASSETS

On March 20, 2014, the Company entered into a consulting agreement with Wall Street Relations, Inc. (the “Consultant”). Under the agreement, the Consultant agreed to provide to the Company public relations, communications, advisory and consulting services. The term of the agreement is 12 months. For the services to be rendered under the agreement, the Company paid to the Consultant $500,000 in cash. On June 20, 2014, the Company terminated the agreement because of the Consultant’s failure to perform its obligations under the agreement. The Company is currently pursuing its options to obtain reimbursement of the fee paid to the Consultant under the agreement. As a result, the Company recorded a write off of prepaid assets of approximately $320,000 for the three months ended September 30, 2014.

NOTE 6 – DEPOSITS FOR INVESTMENT IN SUBSIDIARY

As of September 30, 2014, the Company had $240,000 in long term assets for the purchase of mining rights, $60,000 is reported as an intangible asset and $180,000 as goodwill, which $240,000 was paid in cash and $1,494 was paid by common shares valued at par.

NOTE 7 – ACCOUNTS PAYABLE

As of September 30, 2014, the Company’s accounts payable totaled $42,824 which was primarily made up of professional fees.

NOTE 8 - PROVISION FOR INCOME TAXES

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

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense. During the period from August 28, 2013 (inception) to September 30, 2014 the Company recognized no income tax related interest and penalties. The Company had no accruals for income tax related interest and penalties at September 30, 2014.

NOTE 9 - STOCKHOLDERS’ EQUITY

As of September 30, 2014 the Company had (i) 100,000,000 Common shares authorized with a par value of $.0001 per share, of which 50,411,443 shares were issued and outstanding, and (ii) 25,000,000 shares of preferred stock, par value $.0001 per share, authorized, none of which was issued and outstanding. 8,980,047 shares of Common Stock have been issued to founders, of which, 400,016 shares were issued to the President and director as part of their consulting agreements. The shares were valued at par for a value of $898.

On November 14, 2013, the Company had the following transactions:

•	The Company entered into and consummated transactions pursuant to a Subscription Agreement (the “Subscription Agreement”) with certain accredited investors whereby the Company issued and sold to the investors for $1.00 per share an aggregate of 249,998 shares of the Company’s Common Stock for an aggregate purchase price of $250,000.
•	As share-based compensation to employees and non-employees, the Company issued 2,369,991 shares of common stock valued at $2,369,991, based on the market price of the stock on the date of issuance.
•	The Company consummated transactions pursuant to a Share Exchange Agreement dated November 14, 2013 (the “Share Exchange Agreement”) by and among the Company and the stockholders of African Graphite, Inc., a Nevada corportation (“AGI”), whereby the stockholders of AGI transferred 100% of the outstanding shares of common stock of AGI held by them, in exchange for an aggregate of 8,980,047 newly issued shares of the Company’s common stock.
•	The Company consummated transactions pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) with Zewar Jewellery, Inc. dated November 14, 2013 by and among the Company and the stockholders of the Company whereby the Company’s Stockholders transferred 100% of the outstanding shares of common stock of the Company held by them, in exchange for an aggregate of 8,980,047 newly issued shares of the Zewar Jewellery’s common stock with a par value $.0001 per share (“Common Stock”).
•	The Company issued 12,600,003 shares of Common Stock to NMC in connection with the option grant closing under the Option Agreement.

All shares presented in these unaudited condensed consolidated financial statements and accompanying footnotes have been retroactively adjusted to reflect the increased number of shares resulting from the seven point eight-to-one forward stock split effective on December 16, 2013.

The Company had the following common stock issuance transactions from January 1, 2014 to September 30, 2014 pursuant to a Subscription Agreement with accredited investors:

Quarter	Date	# of Shares Sold	Per Share Price	Gross Proceeds
Q1 2014	February 3, 2014	271,400	$1.00	$271,400
Q1 2014	March 14, 2014 and March 20, 2014	550,000	$1.00	$550,000
Q1 2014	March 25, 2014	150,000	$1.00	$150,000
Q2 2014	April 29, 2014	50,000	$1.00	$50,000
Q2 2014	June 19, 2014	60,000	$1.00	$60,000
Q3 2014	August 28, 2014	170,000	$1.00	$170,000

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

NOTE 10 – RESTRICTED COMMON SHARES

On May 20, 2014, the Company approved future issuances of performance based restricted common shares to the following employees and outside consultants. The Company accounts the issuances of restricted common shares, as defined by ASC 718, Compensation—Stock Compensation, in accordance with ASC 718. The restricted common shares will be issued upon completion of certain tasks or deliverables and contain certain exercise price with no expiration period.

A summary of the status of the Company’s restricted common shares is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	-	$-
Granted	1,760,000	0.17
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2014	1,760,000	$0.17	N/A	$246,400

Vested at September 30, 2014	1,285,000	$0.17	N/A	$179,900

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $0.14 as of September 30, 2014, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

The fair value of each share option award on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

As of September 30, 2014
Risk-free interest rate	1.63% - 1.71%
Expected term	5 years
Expected volatility	216%
Expected dividend yield	-%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option award; the expected term represents the weighted-average period of time that option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; and the expected dividend yield is based upon the Company’s current dividend rate and future expectations.

As of September 30, 2014, there was $99,907 of total unrecognized compensation expense related to non-vested share option awards granted. That expense is expected to be recognized over a weighted-average period of 0.25 years

The Company recognized $227,740 in share-based compensation expense for the three and nine months ended September 30, 2014.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On March 20, 2014, the Company entered into a consulting agreement with Wall Street Relations, Inc. (the “Consultant”). Under the agreement, the Consultant agreed to provide to the Company public relations, communications, advisory and consulting services. The term of the agreement is 12 months. For the services to be rendered under the agreement, the Company paid to the Consultant $500,000 in cash. On June 20, 2014, the Company terminated the agreement because of the Consultant’s failure to perform its obligations under the agreement. The Company is currently pursuing its options to obtain reimbursement of the fee paid to the Consultant under the agreement. As a result, the Company recorded a write off of the prepayment of approximately $320,000 for the three months ended September 30, 2014.

The Company is subject to various legal proceedings from time to time as part of its business. As of September 30, 2014, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition and results of operations.

NOTE 12 – SUBSEQUENT EVENTS

ASC 855, “Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. During these periods, the Company did not have any material recognizable subsequent events required to be disclosed other than those disclosed in this note to the unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2014.

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

Plan of Operations

The Company plans to re-launch mining production and on site processing at the Aukum Graphite Mine at an estimated cost of $2,000,000. Approximately $1,000,000 has been targeted for 2013-2014 start-up costs such as mining rights acquisition, licensing, engineering, geological and project consultants fees, accounting and legal fees. An additional $1,000,000 has been budgeted for the 2015 costs of a small-scale, on-site processing plant.

Targeted second-half 2014 pre-production activities, budgeted at approximately $600,000 of the $1 million in start-up costs, have and will include: the transfer of the mining license to Next Graphite Inc.; initial testing of the Aukum Graphite Mine samples and the compilation of its initial geological report; process testing of surface graphite samples from on-site tailings; preparation of an Environmental Impact Assessment report; application for a Mining License for extraction; preliminary drilling and advanced product testing; preliminary economic analysis based on our findings and a scoping study that details the engineering for production, mining design, flowchart and operations; construction planning for a small-scale processing facility; and continuing public company governance, overhead & professional services.

The Company will need to raise the aforementioned $600,000 in funding for planned second-half 2014 activities. Funds will also be required to pursue the exploration of additional subterranean graphite on the property with the goal to produce 2,000 tonnes of graphite yearly.

The completed, re-opened mine will be targeting an estimated 2,000 tonnes of annual production, with initial production targeted for the first quarter of 2015. As previously stated, approximately $1,000,000 has been targeted for securing basic processing equipment and other costs associated with the construction of a small-scale, on-site processing plant. We believe the Company should be profitable within 18 months of initial production.

The management team continues to review and assess the benefits and costs to of financing structures and methods to fund its growth.  While the Company believes it will begin to realize some revenue and working capital in 2015 through initial sales of graphite, it plans to obtain most of its required capital through private placements of its common stock to accredited investors.

Results of Operations

We did not have any revenues since inception. Operating expenses have been incurred of $754,182 and $1,282,286 for the three and nine month periods ending September 30, 2014, respectively. We have realized a net loss of $3,581,509 since inception on August 28, 2013.

Liquidity and Capital Resources

As of September 30, 2014, we had $3,272 in cash.

The Company does not currently have sufficient resources to cover ongoing expenses and expansion. From August 2013 to September 2014, we consummated various private placements of our securities, which resulted in net proceeds to us of $1,541,800. We used $240,000 out of the net proceeds to make a payment to NMC under the Option Agreement in connection with the option grant closing and the option exercise closing. Under the Option Agreement, we undertook to provide at least $260,000 of working capital to or for the benefit of Gazania from the option grant closing date to September 30, 2014. We plan on raising additional funds from investors to implement our business model. In the event we are unsuccessful, this will have a negative impact on our operations.

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

Going concern

The Company's unaudited condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, it has $3,272 in cash, has losses and an accumulated deficit, and a working capital deficiency. The Company does not currently have any revenue generating operations. These conditions, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

Next Graphite, Inc.

Date: November 14, 2014	By:	/s/ Charles Bream
Name: Charles Bream
Title: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

5