Form 10-K
period 2014-12-31
Next Graphite, Inc.
filed 2015-03-31
CIK 1563315

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 001-34048

NEXT GRAPHITE, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0911609
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

318 North Carson Street, Suite 208
Carson City, NV 89701 USA
(Address of principal executive offices)

Issuer’s telephone number, including area code: (949) 397-2522

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☑

As of June 30, 2014, the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and none-voting common stock held by non-affiliates of the registrant was approximately: $2,974,514 at $0.08 per share, based on the closing price on the OTCQB.

As of March 31, 2015, there were outstanding 50,411,443 shares of the registrant’s common stock, $.0001 par value.

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

Stock Purchase Option Agreement

On November 14, 2013, AGI entered into a Stock Purchase Option Agreement (the “Option Agreement”) with NMC Corp., a corporation organized under the laws of the Province of Ontario, Canada (“NMC”), whereby NMC granted to AGI an option to purchase 90 ordinary shares, par value one Namibian dollar per share, of Gazania Investments Two Hundred and Forty Two (Proprietary) Limited, a corporation organized under the laws of the Republic of Namibia ("Gazania"), representing 90% of the issued and outstanding shares of Gazania, for $240,000. NMC had entered into an option agreement dated  March 29, 2013, as amended on November 4, 2013 (the “Centre Agreement”), with Centre for Geoscience Research CC (formerly known as “Industrial Minerals and Rock Research Centre CC”), a company organized under the laws of the Republic of Namibia ("Centre"), whereby Centre agreed to transfer to Gazania 100% undivided interest in the exclusive prospecting license No. 3895 known as AUKAM originally issued to Centre by the government of the Republic of Namibia on April 4, 2011 and renewed on April 4, 2013 (the “License”). The License grants the right to conduct prospecting operations, bulk sampling and pilot production in the license area called AUKAM located in southern Namibia in the Karas Region within the Betaine district. The license area covers about 49,127 hectares. AUKAM is the only mine in Namibia which has produced graphite is situated in the license area. The ore body lies on the eastern slope of a prominent range of hills, which rises 120 to 150 meters above the level of the surrounding sand-covered valleys. The country rock consists almost entirely of grayish, medium-to-coarse grained granite and gneissic rocks of the Namaqualand Metamorphic Complex. The License applies to “base and rare metals” and “industrial minerals” and Gazania is the only party licensed to conduct mining operations of this type in the area. The transfer of the License to Gazania was approved by the Ministry of Mines and Energy of the Republic of Namibia on February 25, 2014.

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

Under the Option Agreement, we undertook to provide at least $260,000 of working capital to or for the benefit of Gazania from the option grant closing date to June 30, 2014. The $260,000 of working capital was provided prior to June 30, 2014.

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

Private Placement of Common Stock

From November 2013 to November 2014, the Company entered into and consummated transactions pursuant to a series of the Subscription Agreements (the “Subscription Agreements”) with certain accredited investors whereby the Company issued and sold to the investors for $1.00 per share an aggregate of 1,501,402 shares of the Company’s Common Stock for an aggregate purchase price of $1,501,400 (the “Private Placement”).

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

On June 20, 2014, the Company terminated the agreement because of the Consultant’s failure to perform its obligations under the agreement. The Company is currently pursuing its options to obtain reimbursement of the fee paid to the Consultant under the agreement. As a result, the Company recorded a write off of prepaid assets of approximately $320,000 for the year ended December 31, 2014.

Private Placement of Secured Convertible Note

On October 2, 2014, the Company sold and issued to an accredited investor a secured convertible promissory note in the principal amount of $100,000 (the “2014 Note”), which is due and payable on December 31, 2015 and accrues interest at the rate of 5% per annum. In addition, all or any outstanding amount of the 2014 Note shall be convertible one year from the date of this Note at the Holder’s discretion into the Company’s stock at a 25% discount to the market price of the Company’s Common Stock at the time of conversion.

The foregoing descriptions of the 2014 Note are qualified in their entirety by reference to the provisions of the 2014 Note which is included as Exhibit 4.2 to this Report and is incorporated by reference herein.

Company’s Corporate Structure

Below is the Company’s current corporate structure:

Going concern

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, it has $17,878 in cash, has losses and an accumulated deficit, and a working capital deficiency. The Company does not currently have any revenue generating operations. These conditions, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

Aukam Processing & Preliminary Economic Report

On February18, 2015, the Company’s lead geologist consultant Mr. Ian Flint prepared and issued a report that addresses building requirements for an overall processing circuit on site that would adequately accommodate the processing of Aukam graphite, initially targeted towards processing material from the on-site mine dumps. In August of 2014 Next carried out a 500 tonne bulk sampling program on the Aukam property, targeting the largest of three surface mine dumps. Through this sampling program it was discovered that the dumps contained a significant amount of graphitic lump material, which is easily separated from the mix. It was further recorded that a lump to waste ratio of 1:3 was averaged throughout the sample taken. From the 500 tonne sampling program 150 tonnes of lumps were separated out of the dumps by running the material over a screen specifically constructed for this purpose. The majority of the graphitic lumps ranged in purity from 40-80% graphite with an average grade of 42%, and a residual 350 tonnes of lesser grade material graded an average of 34% graphite.  In December of 2014, the Company reported additional testing from Gecko Laboratories, Namibia, including industry–standard flotation tests that reported the flotation characteristics of its lump graphite that influenced the Company’s plant design.  The tests were conducted on 1,763 pounds of composite samples drawn from the 150 tonnes of pre-screened graphitic lump, residual and waste material.  Flotation tests carried out on samples and then tested for purity and grade demonstrated a 212-micron grind was the optimal size for flotation, and delivered a result of 97.1 % pure graphite after a single, rougher float.   An average of 96.2 % graphite was recorded in the concentrates across all samples including waste material.

Below is a brief summary of Mr. Ian Flint’s biographical information:

Mr. Ian Flint holds a PhD in Mining and Mineral Processing Engineering from the University of British Columbia, and a Master of Science degree in Metallurgical Engineering and Bachelor of Science degree in Geological Engineering, both from the University of Toronto. He has 24 years of graphite experience, including geology, test work, pilot plants, circuit design, mine development, purchasing, management, marketing and service as a public company corporate director. Mr. Flint is currently on a project for Elcora Resources Corp. (TSXV: ERA), and he has previously worked on projects for companies such as the Graphene Corporation, Dalhousie, Integrated Carbonics, Quinto, Bissett Creek, Mount Cameron Minerals, Worldwide Graphite (Superior), Farrell, Crystal Graphite, Victoria Graphite, CalGraphite. He worked as a technical advisor to Innovacorp during June 2011 through August 2013 and he served as Vice President at Champlain Tidal Energy Corp. Ltd. between 2009 and 2010. Mr. Flint has served on the Board or Advisor to several mining and graphite companies including, The Graphene Corporation, Dalhousie, Integrated Carbonics, Quinto, Bissett Creek, Mount Cameron Minerals, Worldwide Graphite (Superior), Farrell, Crystal Graphite, Victoria Graphite, CalGraphite.

New Potential Business Relationships

The Company is in discussions with off takers for the purchase, initially, of high grade unprocessed graphite from its existing 140,000 tonnes of tailing heaps. It is also in discussions with a firm relative to a joint venture arrangement that would begin in the second quarter of 2015 and would include the funding and installation of a processing facility at the Company’s Aukam mine site.

Our Business

Next Graphite, Inc. is an exploration/development stage company targeting the growing global graphite production industry with the Company's 125,000-acre Africa-based Aukam Graphite Project. The Aukam Graphite Mine was established in 1940 in the current Republic of Namibia, produced USD $30 million of graphite at today's prices. The Graphite property is estimated to still contain a significant amount of high grade, vein type graphitic material. Global graphite demand is being driven by the development of new markets for clean and efficient energy alternatives, smart grid infrastructure and military capabilities. Next Graphite has an immediately available, surface-visible, estimated 140,000-tonne mine heaps along with competitive projected mining and processing costs. The completion of GPNE's Aukam Graphite Mine re-launch and development activities are expected to result in a multi-million dollar inward investment into Namibia commencing in 2015.

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

The Industry

The recent surge in interest and value of graphite is built on long-standing and solid fundamentals as a well-established industrial mineral. Natural graphite has been mostly consumed in steel making; for refractories and foundry facings; as a lubricant and as a containment lining in nuclear applications. Other uses have included automobile brake linings and transmission components, but with the extraordinary increase in the use of lithium-Ion batteries, graphite has experienced a huge growth surge and the auto industry is sure to be at the forefront of this growth.

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

Roughly 45 percent of all additional graphite demand generated between 2013 and 2018 is expected to be attributable to China, also the world’s leading consumer of these products.  Growth will be bolstered by gains in manufactured goods shipments, increases in metallurgy activity, and additional investment in technologically advanced industries. Other industrializing countries in the Asia/Pacific region are also expected to perform well between 2013 and 2018, as their manufacturing sectors expand and grow in sophistication.  Additionally, the availability of graphite products in Asia/ Pacific countries is anticipated to increase.

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

China

The world is currently at the mercy of Chinese supply, which accounted for 79% of the world’s natural graphite in 2011.  China’s graphite production power was on display twenty years ago when huge volumes of new supply came into the world market rendering smaller mines in Canada, Mexico, Europe, and Australia uneconomic.  Now China has focused on serving its own domestic needs and the manufacture of higher value goods.  China’s desire to build a value-chain means it no longer wants to be the source of raw materials, but the source of processed and finished products.

This situation holds the potential to be a graphite game-changer.  A generation of under investment in mines around the world is now being felt.  However, exploration is underway, particularly in Canada and Brazil, and new mines are under development.  Some of the questions facing the industry are the following:

●	How long will this new supply take to come to fruition?
●	Will the quality and volumes be sufficient?
●	Is there room for more players?
●	Are there already too many producers?

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

Our Strategy

The Company has prepared a plan to re-launch mining production and on-site processing at an estimated cost, from inception, of $2,750,000. The completed, re-opened mine will initially be targeting an estimated 5,000 tons of annual production.

In 2014, we conducted the following pre-production activities: the transfer of the mining license to Next Graphite Inc.; initial testing of the Aukam Graphite Mine samples and the compilation of its initial geological report; process testing of surface graphite samples from on-site tailings; preparation of an Environmental Impact Assessment report; application for a Mining License for extraction; preliminary drilling and advanced product testing; preliminary economic analysis based on our findings and a scoping study that details the engineering for production, mining design, flowchart and operations; construction planning for a small-scale processing facility; and continuing public company governance, overhead & professional services.

In 2015, the Company plans to build an on-site processing plant and begin processing its existing 140,000 tons of graphite tailings. The Company is targeting to initially reach graphite production of up to 2,000 tons per year commencing in the second half of 2015. The approximately 140,000 tonnes of mine heaps currently sitting at the surface is a legacy of the former mining operations on site. The pile still contains a large concentration of graphitic material.  Through a recent bulk testing program conducted in June-August 2014, the Company was able to recover 137 metric tonnes of graphite lumps from 455 metric tonnes of material passed through a separation screen.  The average lump-to-waste ratio in the piles with an average of ±70 recovery was 1:3.  If these results continue the Company can expect that approximately 30,000 tonnes of graphitic lumps will still be present in the heaps.  The former average grade per lump was about 42% carbon.  This indicates that within the piles alone there could be as much as 15,000 tonnes of graphite.  80 samples were submitted to a laboratory in Namibia for testing to determine the average grade of the recovered lumps.   The results as reported in December 2014 were positive. Historically 300,000 tonnes of material was mined from the Aukam site, from which 25,000 tonnes of graphite was recovered.

Historically 300,000 tonnes of material was mined from the Aukam site, from which 25,000 tonnes of graphite was recovered.

The Company intends to capitalize upon the increasing worldwide demand for high-grade graphite in a cost-effective and potentially profitable fashion, overseen by a highly experienced management team:

Ø§§	The Global Graphite market, currently estimated at $12 billion, is expected to grow at a Compound Aggregate Growth Rate (“CAGR”) of 5.5% during 2012-2016. One key factor is the increasing use of graphite in batteries, e.g., the Li-Ion market is estimated at ~$250B by 2020 [Source: ReportStack, “Global Graphite Market 2012-2016”].

Ø§§	Next Graphite has secured the mining rights to a mine with proven resources that has already been historically operated (has previously produced USD $30 million of graphite at today’s prices, and is estimated by the Company’s geological consultants to contain over 4 million tons of natural, high-grade, large-flake, hydrothermal-sourced graphite reserves)

Ø§§	The Company plans to be operating in the Republic of Namibia, a country that is mining-friendly, has infrastructure in place, and has low labor costs.

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

The options we are considering include:

●	marketing department that sells the Company’s graphite to end users. This will probably not be pursued unless we are mining at least 5,000 - 10,000 tonnes of graphite a year.
●	market the graphite through a partnership with another graphite mine.
●	market the material, via offtakes, to graphite distributors, traders or other companies that may market graphite from more than one mining company.

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

Government Regulation

In Namibia, all mineral rights are vested in the state. The Minerals (Prospecting and Mining) Act of 1992 regulates the mining industry in the country. The Ministry of Mines and Energy is responsible for mining. Licenses and permits are authorized by the Minister on recommendation of the Mining Commissioner. Namibia's mining industry is also regulated by the Minerals Development Fund of Namibia Act of 1996 and the Diamond Act of 1999. Several types of mining and prospecting licenses exist as follows:

●	Non-Exclusive Prospecting Licenses, valid for 12 months, permit prospecting non-exclusively in any open group not restricted by other mineral rights.
●	Reconnaissance Licenses allow regional remote sensing techniques, and are valid for 6 months (renewable under special circumstances) and can be made exclusive in some instances.
●	Exclusive Prospecting Licenses can cover areas not exceeding 1000 square kilometers and are valid for 3 years, with two renewals of 2 years each and discretionary renewals thereafter. Two or more EPLs can be issued for more than one mineral in the same area.
●	Mineral Deposit Retention Licenses (MDRLs) allow successful prospectors to retain rights to mineral deposits which are uneconomical to exploit immediately. MDRLs are valid for up to 5 years and can be renewed subject to limited work and expenditure obligations.
●	Mining Licenses can be awarded to Namibian citizens and companies registered in Namibia. They are valid for an initial 25 years, renewable up to 15 years at a time.
●	There is no requirement that the Government should hold equity participation in mining ventures.

We will be required to comply with the foregoing government regulations. An Environmental Impact Analysis was prepared and accepted by the Namibia Ministry of Environment and Tourism on September 22, 2014. We have submitted an extension to our current Exploratory License and are confident of it being renewed.

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

Employees

As of December 31, 2014, the Company and its subsidiaries had no employees. The Company utilizes the services of consultants and advisors. These include its principal executive officer, chief financial officer, geological personnel, accountants, and attorneys. Some of these positions, especially those of a technical nature, may be converted to employment if and when the Company's business requires and resources permit.

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

The Company has a limited history of operations and Aukam Graphite Project is the Company’s sole asset. There can be no assurance that any of the Company’s planned exploration and development activities on the Aukam Graphite Project will ever lead to the re-launch of graphite production from it.

The Company has a limited history of operations and is in the early stage of development. The Company is engaged in the business of exploring, resuming production and developing a single asset, the Aukam Graphite Project, in the hope of ultimately, at some future point, placing the Aukam Graphite Project back into production. The Aukam Graphite Project will be for the foreseeable future the Company’s sole asset. Although management believes the Aukam Graphite Project has sufficient merit to justify focusing all the Company’s limited resources upon it, the Company will in consequence be exposed to some heightened degree of risk due to the lack of property diversification. The Aukam Graphite Project is assumed to still host graphitic material that has been historically mined. However, there are no guarantees that the re-launched production of these potentially indicated and inferred resources will ever be demonstrated, in whole or in part, to be profitable to mine. Development of the Aukam Graphite Project will only follow upon obtaining satisfactory results from the recommended multi-phase testing, exploration and development program and any subsequent work and studies that may be required. There can be no assurance that any of the Company’s planned exploration and development activities on the Aukam Graphite Project will ever lead to the re-launch of graphite production from it.

There is no guarantee that the mineral deposit contained in the Aukam Graphite Project will be commercially viable.

The exploration and development of mineral projects is highly speculative in nature and involves a high degree of financial and other risks over a significant period of time, which even a combination of careful evaluation, experience and knowledge may not reduce or eliminate. The Aukam Graphite Project will constitute the Company’s sole asset. However, there are no guarantees that there will ever be a profitable mining operation on the Aukam Graphite Project. The proposed multi-phase exploration and development program on the Aukam Graphite Project is subject to a significant degree of risk. Whether a mineral deposit will be commercially viable depends on a number of factors, including the particular attributes of the deposit (i.e. size, grade, access, flake size distribution, contaminants, and proximity to infrastructure), financing costs, the cyclical nature of commodity prices and government regulations (including those relating to prices, taxes, currency controls, royalties (both product and monetary), land tenure, land use, importing and exporting of mineral products, and environmental protection). The effect of these factors or a combination thereof cannot be accurately predicted but could have an adverse impact on the Company.

The Company has no history of mineral production.

Even though the Aukam Graphite Project has produced graphite historically, the Company has never had an interest in a mineral-producing property. There is no assurance that commercial quantities of minerals will be discovered at any future properties, nor is there any assurance that any future exploration programs of the Company on the Aukam Graphite Project or any future properties will yield any positive results. Even where commercial properties of minerals are discovered, there can be no assurance that any property of the Company will ever be brought to a stage where mineral reserves can be profitably produced thereon. Factors that may limit the ability of the Company to produce mineral resources from its property include, but are not limited to, the price of mineral resources are explored, availability of additional capital and financing and the nature of any mineral deposits.

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

The Company has a limited operating history, has no operating revenues and is unlikely to generate any revenues from operations in the immediate future. Its existing cash resources are not sufficient to cover its projected funding requirements for the ensuing year. If its phased exploration and development program is successful, additional funds will be required to bring the Aukam Graphite Project back into production. The Company has limited financial resources and there is no assurance that sufficient additional funding will be available to enable it to fulfill its obligations or for further exploration and development on acceptable terms or at all. Failure to obtain additional funding on a timely basis could result in delay or indefinite postponement of further exploration and development and could cause the Company to reduce or terminate its operations.

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

The Company is subject to Namibian government regulation of its mining operations. Although the Company believes that the Aukam Graphite Project is in substantial compliance with all material laws and regulations that currently apply to its activities, there can be no assurance, however, that the Company will obtain on reasonable terms or at all the permits and approvals, and the renewals thereof, which it may require for the conduct of its future operations or that compliance with applicable laws, regulations, permits and approvals will not have an adverse effect on plans to explore and develop the Aukam Graphite Project.

The future operations of the Company, including exploration and development activities and the commencement and continuation of commercial production, require licenses, permits or other approvals from various federal, provincial and local governmental authorities and such operations are or will be governed by laws and regulations relating to prospecting, development, mining, production, exports, taxes, labor standards, occupational health and safety, waste disposal, toxic substances, land use, water use, environmental protection, land claims of indigenous people and other matters. The Company believes that the Aukam Graphite Project is in substantial compliance with all material laws and regulations that currently apply to its activities. There can be no assurance, however, that the Company will obtain on reasonable terms or at all the permits and approvals, and the renewals thereof, which it may require for the conduct of its future operations or that compliance with applicable laws, regulations, permits and approvals will not have an adverse effect on plans to explore and develop the Aukam Graphite Project. Possible future environmental and mineral tax legislation, regulations and actions could cause additional expense, capital expenditures, restrictions and delay on the Company’s planned exploration and operations, the extent of which cannot be predicted.

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

In preparing the initial property report, The Aukam Property Geological Report of February 16, 2014, the authors of that report from Element 12 Consulting relied upon certain data generated on production from the government-mining ministry, and by exploration work carried out by geologists employed by others. There is no guarantee that data generated from government records or by prior exploration work is 100% reliable and discrepancies in such data not discovered by the Company may exist. Such errors and/or discrepancies, if they exist, could have impact on the accuracy of the subject report.

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

There is no assurance that the Company will be able to obtain a leasehold interest to the land lot covering the Aukam Graphite Project on financially sound terms.

The land lot comprising the Aukam Graphite Project is owned by an unrelated third party, and the Company will need to obtain a leasehold interest to such land lot before it can commence mining operations. Under the laws of Namibia, the grant of a mining license guarantees access to the land where a mineral deposit is located. The financial terms of such access, however, need to be negotiated directly with the land owner. While the Company believes that it will be able to negotiate financially sound terms of such access when mining is commenced, there can be no assurance or guarantee that such terms will be acceptable to the Company.

There can be no assurance that the Company will be able to secure the renewal of the prospecting license or grant of a mining license on terms satisfactory to it, or that governments having jurisdiction over the Aukam Graphite Project will not revoke or significantly alter such license or other tenures or that such license and tenures will not be challenged or impugned.

The Company possesses the license to the Aukam Graphite Project allowing for prospecting operations, bulk sampling and pilot production (subject to ministry approval) in the license area, which expires on April 3, 2015. We submitted our application for an extension to our current Exploratory License on March 13, 2015 and are confident of it being renewed. The exploration license will be followed by a mining license, which cost is dependent on a number of variables that the Namibian Ministry of Mines will determine. We do not expect that the mining license will exceed $20,000 in annual cost. While the Namibian government has an interest in the license area being developed and the Company believes that it will be able to obtain necessary extensions on the prospecting license and grant of a mining license required to recommence mining operations, there can be no assurance that the Company will be able to secure the renewal of the prospecting license or grant of a mining license on terms satisfactory to it, or that governments having jurisdiction over the Aukam Graphite Project will not revoke or significantly alter such license or other tenures or that such license and tenures will not be challenged or impugned.

If environmental hazards are identified on the Aukam Graphite Project, it may have the potential to negatively impact on the Company’s exploration and development plans for the Aukam Graphite Project.

All phases of the Company’s operations will be subject to environmental regulation in the jurisdictions in which it operates. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation and provide for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with certain mining industry activities and operations. They also set forth limitations on the generation, transportation, storage and disposal of hazardous waste. A breach of such regulation may result in the imposition of fines and penalties. In addition, certain types of mining operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. The cost of compliance with changes in governmental regulations has the potential to reduce the viability or profitability of operations of the Company. The Aukam Graphite Project has in the past been subject to an environmental study. Additional environmental studies will, however, be required as the Company’s anticipated exploration and development programs unfold. It is always possible that, as work proceeds, environmental hazards may be identified on the Aukam Graphite Project which are at present unknown to the Company and which may have the potential to negatively impact on the Company’s exploration and development plans for the Aukam Graphite Project.

The price of the Company’s securities, its financial results and its exploration, development and mining activities may be significantly adversely affected by declines in the price of graphite.

The price of the Company’s securities, its financial results and its exploration, development and mining activities may be significantly adversely affected by declines in the price of graphite. Industrial mineral prices fluctuate widely and are affected by numerous factors beyond the Company’s control such as the sale or purchase of industrial minerals by various dealers, interest rates, exchange rates, inflation or deflation, currency exchange fluctuation, global and regional supply and demand, production and consumption patterns, speculative activities, increased production due to improved mining and production methods, government regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals, environmental protection, the degree to which a dominant producer uses its market strength to bring supply into equilibrium with demand, and international political and economic trends, conditions and events. The prices of industrial minerals have fluctuated widely in recent years, and future price declines could cause continued exploration and development of the Aukam Graphite Project to be impracticable. Further, reserve calculations and life-of-mine plans using significantly lower industrial mineral prices could result in material write-downs of the Company’s investment in the Aukam Graphite Project and increased amortization, reclamation and closure charges. In addition to adversely affecting reserve estimates and the Company’s financial condition, declining commodity prices can impact operations by requiring a reassessment of the feasibility of a particular project. Such a reassessment may be the result of a management decision or may be required under financing arrangements related to a particular project. Even if the project is ultimately determined to be economically viable, the need to conduct such a reassessment may cause substantial delays or may interrupt operations until the reassessment can be completed.

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

The market price of the common stock may fluctuate significantly.

There was no quotation for the Company common stock until March 6, 2014. An active public market for the Company's common stock may not be sustained. The market price of the common stock may fluctuate significantly in response to factors, some of which are beyond the Company's control, such as competitors' results of operations, changes in earnings estimates or recommendations by securities analysts, developments in our industry, and general market conditions and other factors, including factors unrelated to our operating performance.

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

Our common stock is considered a “penny stock” and, as a result, it may affect the ability of investors to sell their shares.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of the Company’s common stock may be below $5.00 per share and therefore may be designated as a "penny stock" according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell such shares and may affect the ability of investors to sell their shares. In addition, since the Company’s common stock is currently quoted on the OTCQB, investors may find it difficult to obtain accurate quotations of the stock and may find few buyers to purchase the stock or a lack of market makers to support the stock price.

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

ITEM 2.     PROPERTIES

The Company’s direct 90% owned subsidiary Gazania owns a 100% undivided interest in the exclusive prospecting license No. 3895 known as AUKAM originally issued to Centre by the government of the Republic of Namibia on April 4, 2011 and renewed on April 4, 2013 (the “License”). The License grants the right to conduct prospecting operations, bulk sampling and pilot production in the license area called AUKAM located in southern Namibia in the Karas Region within the Betaine district. The license area covers about 49,127 hectares.

The property is named after the Aukam Farm where it is located. A land use and royalty agreement was reached with the landowner on July 15, 2014, inclusive of land lease, boring and trenching and water usage compensation, and gross royalties once mining commences. Under the laws of Namibia, the grant of a mining license guarantees access to the land where a mineral deposit is located.

ITEM 3.     LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  Except for the following, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

On August 25, 2014, the Company filed a complaint in the Supreme Court of the State of New York in Nassau County against Wall Street Relations, Inc. (“WSR”). On March 20, 2014, the Company entered into a consulting agreement (the “Consulting Agreement”) with WSR, which is incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 20, 2014. Under the Consulting Agreement, WSR agreed to provide to the Company public relations, communications, advisory and consulting services for fees of $500,000 (the “Fees”).  For the services to be rendered under the Consulting Agreement, the Company paid to WSR $500,000 in cash. On June 20, 2014, the Company terminated the Consulting Agreement because the Company believed that WSR failed to perform its obligations under the Consulting Agreement.  The Company therefore terminated the Consulting Agreement and demanded WSR’s repayment of the Fees but to no avail. The Company’s claim against WSR seeks, among other things, monetary damages of $500,000 and interests, costs and attorney’s fees. The Company intends to vigorously prosecute its claims against WSR.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock, $.0001 par value, is quoted on the OTC Market Group’s OTCQB Marketplace under the symbol “GPNE.” There were no reported quotations for our common stock during the fiscal year 2013 and through March 5, 2014. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks.

For the periods indicated, the following table sets forth the high and low bid prices per share of Common Stock. The following quotations reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. There were no reported quotations for our common stock during the fiscal year 2013.

Fiscal Year 2014	High	Low
First Quarter*	$0.50	$0.40
Second Quarter	$0.53	$0.07
Third Quarter	$0.20	$0.06
Fourth Quarter	$0.25	$0.06

* The Company’s Common Stock did not trade until March 6, 2014.

As of March 31, 2015, the last sale price reported on the OTCQB for the Company’s Common Stock was $0.02 per share.

As of March 31, 2015, we had approximately 62 shareholders of record. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Transfer Agent and Registrar

Our transfer agent is Globex Transfer, LLC at the address of 780 Deltona Blvd., Suite 202, Deltona, FL 32725.

Description of Common Stock

Our authorized capital stock consists of 100,000,000 shares of Common Stock, par value $.0001 per share, and 25,000,000 shares of preferred stock, par value $.0001 per share. The following description of our Common Stock is intended as a summary only and is qualified in its entirety by reference to our Articles of Incorporation, as amended, and By-laws. Subject to a special voting rights or restrictions attached to a class of shares, each shareholder shall be entitled to one vote for each share of stock in his or her own name on the books of the corporation, whether represented in person or by proxy.

No business, other than the election of the chairman or the adjournment of the meeting, will be transacted at an annual or special meeting unless a quorum of shareholders, entitled to attend and vote, is present at the commencement of the meeting, but the quorum need not be present throughout the meeting. The holders of at least one third of the outstanding voting shares of stock shall constitute a quorum at a meeting of stockholders for the transaction of any business. Unless otherwise provided by law, any action required to be taken at a meeting of the shareholders, or any other action which may be taken at a meeting of the shareholders, may be taken without a meeting, without prior notice and without a vote if written consents are signed by shareholders representing a majority of the shares entitled to vote at such a meeting, except however, if a different proportion of voting power is required by law, the Articles of Incorporation or these Bylaws, than that proportion of written consents is required. Such written consents must be filed with the minutes of the proceedings of the shareholders of the Corporation.

According to the Articles of Incorporation and the By-laws of the Company, the holders of Common Stock have neither preemptive rights nor cumulative voting rights. Dividends may be declared and paid out of any funds available therefor, as often, in such amounts, and at such time or times as the Board of Directors may determine and shares may be issued pro rata and without consideration to the Corporation's shareholders or to the shareholders of one or more classes or series. Shares of one class or series may not be issued as a share dividend to shareholders of another class or series unless such issuance is in accordance with the Articles of Incorporation and: a majority of the current shareholders of the class or series to be issued approve the issue; or there are no outstanding shares of the class or series of shares that are authorized to be issued as a dividend.

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

Unregistered Sales of Equity Securities

On February 10, 2015, the Company consummated a private placement of a secured convertible note of $24,000, which accrues interest at the annual rate of 5% and will be due on July 31, 2015.

On October 2, 2014, the Company consummated a private placement of a secured convertible note of $100,000, which accrues interest at the annual rate of 5% and will be due on December 31, 2015.

On August 28, 2014, the Company consummated a private placement of an aggregate of 170,000 shares of its Common Stock, for gross proceeds of $170,000 at a per share price of $1.00 pursuant to a subscription agreement with an accredited investor.

On June 19, 2014, the Company consummated a private placement of an aggregate of 60,000 shares of Common Stock for gross proceeds of $60,000 at a per share price of $1.00 pursuant to a subscription agreement with an accredited investor.

On April 29, 2014, the Company consummated a private placement of an aggregate of 50,000 shares of Common Stock, for gross proceeds of $50,000 at a per share price of $1.00 pursuant to a subscription agreement with an accredited investor.

On March 25, 2014, the Company consummated a private placement of an aggregate of 150,000 shares of Common Stock, for gross proceeds of $150,000 at a per share price of $1.00 pursuant to a subscription agreement with an accredited investor.

On March 14 and March 20, 2014, the Company consummated a private placement of an aggregate of 550,000 shares of Common Stock, for gross proceeds of $550,000 at a per share price of $1.00 pursuant to a subscription agreement with an accredited investor.

On February 3, 2014, the Company consummated a private placement of an aggregate of 271,400 shares of Common Stock, for gross proceeds of $271,400 at a per share price of $1.00 pursuant to a subscription agreement with an accredited investor.

The foregoing issuances of the Company’s securities described herein were effectuated pursuant to the exemption from the registration requirements of the 1933 Act provided by Section 4(2) of the Act and Rule 506(b) of Regulation D promulgated thereunder.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2014.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. In addition, the broker-dealer must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

ITEM 6.    SELECTED FINANCIAL DATA

Disclosure in response to this item is not required of a smaller reporting company.

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

Plan of Operations

The Company plans to re-launch mining production and on site processing at the Aukam Graphite Mine at an overall estimated cost of $2,750,000. Approximately $1,100,000 was used for 2013-2014 start-up costs such as mining rights acquisition, licensing, engineering, geological and project consultants fees, accounting and legal fees. An additional $1,000,000 has been budgeted for the 2015 costs of a small-scale, on-site processing plant and another $650,000 for initial operating costs until the Company’s revenue make it self-sufficient.

In 2014, we conducted the following pre-production activities: the transfer of the mining license to Next Graphite Inc.; initial testing of the Aukam Graphite Mine samples and the compilation of its initial geological report; process testing of surface graphite samples from on-site tailings; preparation of an Environmental Impact Assessment report; application for a Mining License for extraction; preliminary drilling and advanced product testing; preliminary economic analysis based on our findings and a scoping study that details the engineering for production, mining design, flowchart and operations; construction planning for a small-scale processing facility; and continuing public company governance, overhead & professional services.

The Company will need to raise at least $1,650,000 in funding for planned 2015 activities. Funds will also be required to pursue the exploration of additional subterranean graphite on the property with the goal to produce 2,000 tonnes of graphite yearly.

The completed, re-opened mine will be targeting an estimated 2,000 tons of annual production, with initial production targeted for the third quarter of 2015. As previously stated, approximately $1,000,000 has been targeted for securing basic processing equipment and other costs associated with the construction of a small-scale, on-site processing plant. We believe the Company should be profitable within 18 months of initial production.

The management team continues to review and assess the benefits and costs to of financing structures and methods to fund its growth.  While the Company believes it will begin to realize some revenue and working capital in 2015 through initial sales of graphite, it plans to obtain most of its required capital through private placements of its common stock to accredited investors.

Results of Operations

We did not have any revenues since inception.  We incurred operating expenses of $1,387,435 for the year ended December 31, 2014 and $2,569,223 from August 29, 2013 (inception) to December 31, 2013.   The operating expenses for the year ended December 31, 2014 primarily consisted of professional and legal fees of approximately $1,085,000 and $228,000 of stock based compensation expense.  The operating expenses from August 29, 2013 (inception) to December 31, 2013 primarily consisted of professional and legal fees of approximately $183,000 and $2,370,000 of stock based compensation expense.   We also incurred $240,000 impairment loss on goodwill and intangible assets and $19,000 of interest expense, primarily related to amortization of debt discount from issuance of convertible note, for the year ended December 31, 2014 which are included in other expense in the statements of operations.

Liquidity and Capital Resources

As of December 31, 2014 and 2013, we had $17,878 and $2,450, respectively, in cash.

The Company does not currently have sufficient resources to cover ongoing expenses and expansion. From November 2013 to March 2014, we consummated a private placement of our securities that resulted in net proceeds to us of $1,098,900. We used $240,000 out of the net proceeds to make a payment to NMC under the Option Agreement in connection with the option grant closing and the option exercise closing. Under the Option Agreement, we undertook to provide at least $260,000 of working capital to or for the benefit of Gazania from the option grant closing date to June 30, 2014. We plan on raising additional funds from investors to implement our business model. In the event we are unsuccessful, this will have a negative impact on our operations.

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

Going concern

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, it has $17,878 in cash, has losses and an accumulated deficit, and a working capital deficiency. The Company does not currently have any revenue generating operations. These conditions, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated audited financial statements for the fiscal years ended December 31, 2014 and 2013, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The Company did not disclose in its SEC filings in a timely manner the transactions with respect to the sale and issuance of a secured convertible note of $100,000 by the Company on October 2, 2014. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

As previously reported in the Current Report on Form 8-K filed by the Company with the SEC on March 20, 2014, on March 14, 2014, the Company exercised its option under the Option Agreement with NMC and completed its acquisition of 90% of the outstanding shares of Gazania which currently holds the License to the Aukam Graphite Mine.

As a result of the option exercise and acquisition of Gazania, the Company ceased to be a shell company as such term is defined in Rule 12b-2 under the Exchange Act.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information as of March 31, 2015 concerning our directors and executive officers:

Name	Age	Position

Michael Doron	53	Chairman, Director and Secretary

Charles C. Bream III	70	Director, Chief Executive Officer, Chief Financial Officer and Treasurer

Michael Doron, age 53, is an accomplished corporate leader with executive level experience in the financing of small to mid-cap private and public companies. Currently based in Stockholm, Sweden, he is also Managing Partner at DDR & Associates, a business development firm specializing in pre-IPO companies. Previously Mr. Doron was Co-Founder and a Partner in Evolution Capital, a private firm working in conjunction with DDR, and specializing in providing capital to publicly held companies using various debt instruments. He serves on the Board of Directors of MusclePharm Corp (NASDAQ: MSLP), and GASE Energy, Inc. (OTCQB: GASE). We believe that Mr. Doron’s qualifications and his extensive experience with emerging public companies provide a unique perspective for our board.

Charles C. Bream III, age 70, is a seasoned executive, turnaround expert, and investor with over 30 years of experience leading companies in the telecommunications, computer, office products, and packaged goods sectors. He has managed public and private companies as president/CEO, has served as a senior executive at Fortune 500 corporations, and has worked in environments ranging in revenue from $1 million to over $15 billion. Mr. Bream was appointed President and CEO of Next Graphite, Inc. in November 2013. He is also a Managing Partner of an M&A and merchant banking firm which he co-founded. Prior to this he served as Senior Managing Director at a national specialty financial advisory services firm, and as Senior Managing Director at a turnaround and restructuring firm. Mr. Bream holds a B.S. in Electrical Engineering from the United States Naval Academy and earned an MBA from the Wharton School of Business, University of Pennsylvania. We believe that Mr. Bream’s qualifications and his extensive business experience position him well as our director and President/CEO..

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

Board Leadership Structure

Charles C. Bream III is our Chief Executive Officer. Michael Doron is the Chairman of our Board of Directors. We believe a board leadership structure involving one person serving as chairman and another as chief executive officer is best for our company and our stockholders. Further, we believe this separation improves the Board’s oversight of management, provides greater accountability of management to stockholders, and allows the chief executive officer to focus on managing our business operations, while allowing the chairman to focus on more effectively leading the Board and overseeing our general strategic direction and extraordinary transactions.

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

ITEM 11.     EXECUTIVE COMPENSATION

The following is a summary of the compensation we paid to our executive officers, for the two fiscal years ended December 31, 2014 and 2013.

Summary Compensation Table

Name and Position	Year	Salary ($)	Stock Awards ($)	Total ($)
Charles C. Bream III(1)	2014	51,500	-	51,500
CEO, CFO and Director of the Company	2013	6,000	300,004	306,004

Mohsin Mulla(2)	2014	-	-	-
CEO, CFO and Director	2013	-	-	-

(1)	Mr. Bream was appointed as the Chief Executive Officer, Chief Financial Officer and Director of the Company on November 14, 2013.

(2)	Mr. Mulla resigned as our Chief Executive Officer, Chief Financial Officer and Sole Director of the Company on November 14, 2013.

Compensation Discussion and Analysis

Overview

We intend to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

Consultant Agreements

On September 2, 2013, AGI and 360 Partners, LLC (the “Consultant”) entered into an independent consultant agreement for the service of Mr. Charles C. Bream III, the principal of the Consultant as AGI’s Chief Executive Officer, Chief Financial Officer, Director and Treasurer for a term of six months. On November 14, 2013 he was appointed to the same positions at the Company. The agreement is automatically renewable for additional six months unless either party notifies the other at least 30 days prior to the end of the term of an intention to terminate. Under the original agreement, the Consultant is compensated with a monthly cash compensation of US$3,000, payable in arrears. The Consultant also received 38,462 shares of AGI’s common stock that were exchanged for approximately 300,004 shares of the Company’s common stock on November 14, 2103, which are not subject to any vesting conditions or subject to forfeiture. In the fiscal year of 2014, Mr. Bream’s monthly cash compensation was increased to $6,500 effective May 1, 2014, per board resolution. The Consultant received an aggregate of $51,000 in cash as compensation pursuant to the aforementioned agreement and resolution. In addition, the Board of Directors approved to the grant of a total of 1,200,000 restricted shares of common stock, which will be vested in three equal installments based on achievement of certain performance goals. As of the date of this Report, none of the granted shares have been issued to Mr. Bream or the Consultant.

On September 27, 2013 AGI and Michael Doron entered into an independent consultant agreement as AGI’s Chairman and Director for a term of six months. On November 14, 2013 he was appointed to the same positions at the Company. The agreement is automatically renewable for additional six months unless either party notifies the other at least 30 days prior to the end of the term of an intention to terminate. Under the agreement, Mr. Doron is compensated with a monthly cash compensation of US$1,000, payable in arrears. Mr. Doron also received 12,821 shares of AGI’s common stock that were exchanged for approximately 100,012 shares of the Company’s common stock on November 14, 2103, which are not subject to any vesting conditions or subject to forfeiture. Mr. Doron’s monthly cash compensation was increased to $1,500 effective May 1, 2014, per board resolution. In the fiscal year of 2014, Mr. Doron received an aggregate of approximately $15,000 in cash as compensation pursuant to the aforementioned agreement. In addition, the Board of Directors approved to the grant of a total of 150,000 restricted shares of common stock, which will be vested in two equal installments based on achievement of certain performance goals. As of the date of this Report, none of the granted shares have been issued to Mr. Doron.

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

Director Compensation

The following table reflects the compensation of the directors (other than the named executive officers) including director fees and consulting fees for the Company’s fiscal years ended December 31, 2014 and 2013:

Name of Director	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Michael Doron(2)	2014	$10,223	-	26,920
	2013	$2,000	100,012	102,012

(1)

The amounts in these columns represent the compensation cost of stock awards granted during the fiscal year ended December 31, 2014 and 2013, except that these amounts do not include any estimate of forfeitures. The amount recognized for these awards was calculated based on the value of the stock awards at the time of vesting.

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

Name	Office	Shares Beneficially Owned(1)	Percent of Class(2)

Officers and Directors
Michael Doron	Chairman, Director and Secretary	100,012	*

Charles C. Bream III(3)	Director, CEO, CFO and Treasurer	300,004	*

All officers and directors as a group (2 persons named above)		400,016	*

5% Securities Holders

None.

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	Based on 50,411,443 shares of the Company’s common stock outstanding.

(3)	Includes shares held by 360 Partners, LLC, an entity in which Charles C. Bream III is a Managing Partner.

Change in Control

As of the date of this report, there were no arrangements which may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plan

None.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

On March 26, 2014 the Company cancelled the 3,300,000 pre-split shares of the Company’s stock acquired under the Stock Purchase Agreement with Mr. Mohsin Mulla, resulting in the current 49,431,443 shares of the Company’s common stock outstanding.

On September 2, 2013, AGI and 360 Partners, LLC (the “Consultant”) entered into an independent consultant agreement for the service of Mr. Charles C. Bream III, the principal of the Consultant as AGI’s Chief Executive Officer, Chief Financial Officer, Director and Treasurer for a term of six months. On November 14, 2013, Mr. Bream was appointed to the same positions at the Company. The agreement is automatically renewable for additional six months unless either party notifies the other at least 30 days prior to the end of the term of an intention to terminate. Under the agreement, the Consultant is compensated with a monthly cash compensation of US$3,000, payable in arrears. The Consultant also received 38,462 shares of AGI’s common stock that were exchanged for approximately 300,004 shares of the Company’s common stock on November 14, 2103, which are not subject to any vesting conditions or subject to forfeiture.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following lists fees billed by the auditors for the Company, for the years ended December 31, 2014 and 2013:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2014(1)	$18,720	-	-	-
2013(1)	$8,160	-	-	-
2013(2)	$7,065	-	-	-

(1)	These services were provided by Anton & Chia, LLP who were engaged on December 5, 2013.

(2)	These services were provided by LBB & Associates Ltd., LLP who were engaged through December 5, 2013.

●	Audit Fees. Represents fees for professional services provided for the audit of the Company’s annual financial statements and review of its quarterly financial statements, and for audit services provided in connection with other statutory or regulatory filings.

●	Audit-Related Fees. Represents fees for assurance and other services related to the audit of Company’s financial statements.

●	Tax Fees. Represents fees for professional services provided primarily for tax compliance and advice.

●	All Other Fees. Represents fees for products and services not otherwise included in the categories above.

In the event that we should require substantial non-audit services, the audit committee would pre-approve such services and fees.

PART IV

ITEM 15.  EXHIBITS

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

(b) Exhibits

Number	Description

2.1	Share Exchange Agreement (1)

3.1	Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (3)

3.3	By-Laws of the Company (2)

4.1	Specimen of Common Stock Certificate (4)

4.2	Form of Secured Convertible Note dated October 2, 2014*

4.3	Form of Secured Convertible Note dated February 10, 2015*

10.1	Form of Option Agreement by and between AGI and NMC (1)

10.2	Form of Subscription Agreement by and among the Company and investors (1)

10.3	Stock Purchase Agreement by and between AGI and Mohsin Mulla (1)

10.4	Independent Consultant Agreement by and between AGI and Michael Doron (1)

10.5	Independent Consultant Agreement by and between AGI and 360 Partners, LLC (1)

10.6	Aukam Processing & Preliminary Economic Report*

21.1	List of Subsidiaries (4)

31.1	Certifications of Charles C. Bream III pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Charles C. Bream III pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive data files pursuant to Rule 405 of Regulation S-T**

Footnotes:

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 20, 2013.

(2)	Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on December 5, 2012.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 18, 2013.

(4)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on April 15, 2014.

* Filed herewith

**Users of this data are advised pursuant to Rule 406T of Regulation S-X that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Next Graphite, Inc.

Date: March 31, 2015	By:	/s/ Charles C. Bream III
Name: Charles C. Bream III
Title: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name and Title	Date

/s/ Charles C. Bream III	March 31, 2015
Charles C. Bream III
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Doron	March 31, 2015
Michael Doron, Chairman and Director

Next Graphite, Inc.

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet as of December 31, 2014 and December 31, 2013	F-2

Consolidated Statement of Operations for the year ending December 31, 2014 and the period from August 29, 2013 (Inception) to December 31, 2013	F-3

Consolidated Statement of Changes in Stockholders’ Equity for the year ending December 31, 2014 and the period from August 29, 2013 (Inception) to December 31, 2013	F-4

Consolidated Statement of Cash Flows for the year ending December 31, 2014 and the period from August 29, 2013 (Inception) to December 31, 2013	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Next Graphite, Inc.

We have audited the accompanying consolidated balance sheets of Next Graphite, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statement of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2014 and for the period from August 29, 2013 (inception) to December 31, 2013. Next Graphite, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Next Graphite, Inc. as of December 31, 2014, and from August 29, 2013 (inception) through December 31, 2013, and the results of its consolidated operations and its cash flows for the year ended December 31, 2014 and for the period from August 29, 2013 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach

March 31, 2015

NEXT GRAPHITE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$17,878	$2,450
Total current assets:	17,878	2,450
Deposit	-	90,000

Total assets	$17,878	$92,450

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$62,579	$48,456
Accrued interest	1,251	-
Convertible note payable, net of debt discount of $52,751	47,249	-
Fair value of derivative liability - beneficial conversion feature	70,334	-
Total current liabilities	181,413	48,456

Total liabilities	181,413	48,456

Stockholders’ equity (deficit):
Preferred stock authorized 25,000,000 shares, $.0001 par value, no shares issued and outstanding at December 31, 2014 and December 31, 2013	-	-
Common stock authorized 100,000,000 shares, $.0001 par value, 50,411,443 and 74,900,043 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	5,041	7,490
Additional paid-in capital	4,046,916	2,565,327
Advance subscriptions	-	40,400
Accumulated deficit	(4,215,492)	(2,569,223)
Total stockholders' equity (deficit)	(163,535)	43,994

Total liabilities and stockholders' equity (deficit)	$17,878	$92,450

The accompanying notes are an integral part of these consolidated financial statements.

NEXT GRAPHITE, INC.

CONOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	August 29, 2013 (inception) to
	December 31,	December 31,
	2014	2013

NET SALES	$-	$-

OPERATING EXPENSES:
Organizational	-	390
Professional fees	1,085,146	182,720
Stock based compensation	227,740	2,369,991
Selling, general, and administrative	74,549	16,122
Total Operating Expenses	1,387,435	2,569,223

Loss from operations	(1,387,435)	(2,569,223)

OTHER EXPENSES:
Impairment loss on goodwill and intangible asset	(240,000)	-
Interest expense	(18,834)	-
Total Other Expenses	(258,834)	-

NET LOSS APPLICABLE TO COMMON SHARES	$(1,646,269)	$(2,569,223)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	50,016,068	60,515,735

The accompanying notes are an integral part of these consolidated financial statements.

NEXT GRAPHITE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

				Advance		Total
			Additional	Subscriptions		Stockholders'
	Common Stock		Paid-in	from	Accumulated	Equity
	Shares	Amount	Capital	Investor	Deficit	(Deficit)

Balance at August 29, 2013 (Inception)	-	$-	$-	$-	$-	$-

Common shares issued to founders	8,980,047	898	(898)	-	-	-
Common Stock assumed in merger	50,700,000	5,070	(53,504)	-	-	(48,434)
Shares issued in option agreement	12,600,003	1,260	-	-	-	1,260
Common stock issued for cash	249,998	25	249,975	-	-	250,000
Issuance of common stock	2,369,991	237	2,369,754	-	-	2,369,991
Advance subscriptions from investor	-	-	-	40,400	-	40,400
Net loss - August 29, 2013 (inception) to December 31, 2013	-	-	-	-	(2,569,223)	(2,569,223)

Balance at December 31, 2013	74,900,039	7,490	2,565,327	40,400	(2,569,223)	43,994

Common stock issued for cash	1,251,404	125	1,251,275	-	-	1,251,400
Advance subscriptions from investor	-	-	-	(40,400)	-	(40,400)
Cancelation of common stock	(25,740,000)	(2,574)	2,574	-	-	-
Stock compensation expense	-	-	227,740	-	-	227,740
Net loss - 2014	-	-	-	-	(1,646,269)	(1,646,269)

Balance at December 31, 2014	50,411,443	$5,041	$4,046,916	$-	$(4,215,492)	$(163,535)

The accompanying notes are an integral part of these consolidated financial statements.

NEXT GRAPHITE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		August 29, 2013
		(inception) to
	December 31, 2014	December 31, 2013

Operating Activities:
Net loss	$(1,646,269)	$(2,569,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for services	-	2,369,991
Stock compensation	227,740	-
Impairment of goodwill and intangible assets	240,000	-
Interest expense - amortization of convertible note discount	18,834	-
Changes in assets and liabilities:
Accounts payable and accrued liabilities	14,123	48,456
Net cash used in operating activities	(1,145,572)	(150,776)

Investing Activities:
Common stock issued for purchase of acquiree	-	(72,700)
Purchase of interest in Gazania	(150,000)	(88,740)
Net cash used in investing activities	(150,000)	(161,440)

Financing Activities:
Advanced subscriptions	(40,400)	40,400
Proceeds from issuance of common stock	1,251,400	250,000
Proceed from issuance of convertible note	100,000	-
Common stock issued in recapitalization	-	24,266
Net cash provided by financing activities	1,311,000	314,666

Net increase in cash	15,428	2,450

Cash, beginning of Year	2,450	-

Cash, end of Year	$17,878	$2,450

Supplemental disclosures of cash flow information Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activities:
Common shares issued for services	$-	$2,369,991
Common shares issued in recapitalization	$-	$24,266
Common shares issued for purchase of acquiree	$-	$3,300
Common shares issued purchase of interest in Gazania	$-	$1,260
Common shares cancelled	$2,574	$

The accompanying notes are an integral part of these consolidated financial statements.

NEXT GRAPHITE, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

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

On November 14, 2013, AGI entered into a Stock Purchase Option Agreement (the “Option Agreement”) with NMC Corp., a corporation organized under the laws of the Province of Ontario, Canada (“NMC”), whereby NMC granted to AGI an option to purchase 90 ordinary shares, par value one Namibian dollar per share, of Gazania Investments Two Hundred and Forty Two (Proprietary) Limited, a corporation organized under the laws of the Republic of Namibia ("Gazania"), representing 90% of the issued and outstanding shares of Gazania, for $240,000. NMC had entered into an option agreement dated  March 29, 2013, as amended on November 4, 2013 (the “Centre Agreement”), with Centre for Geoscience Research CC (formerly known as “Industrial Minerals and Rock Research Centre CC”), a company organized under the laws of the Republic of Namibia ("Centre"), whereby Centre agreed to transfer to Gazania 100% undivided interest in the exclusive prospecting license No. 3895 known as AUKAM originally issued to Centre by the government of the Republic of Namibia on April 4, 2011 and renewed on April 4, 2013 (the “License”). The License grants the right to conduct prospecting operations, bulk sampling and pilot production in the license area called AUKAM located in southern Namibia in the Karas Region within the Betaine district. The license area covers about 49,127 hectares. The only mine in Namibia which has produced graphite is situated in the license area. The transfer of the License to Gazania was approved by the Ministry of Mines and Energy of the Republic of Namibia on February 25, 2014.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

From its inception, the Company has suffered from continuous losses with an accumulated deficit of $4,215,492 during the development stage as of December 31, 2014 and experienced negative cash flows from operations. The continuation of the Company as a going concern through December 31, 2014 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of Next Graphite, Inc. (the “Parent”), a wholly owned subsidiary, African Graphite, Inc., and Gazania Investments Two Hundred and Forty Two (Proprietary) Limited (“Gazania Investments”), a Namibian company. African Graphite, Inc. owns 90% of Gazania Investments and 10% is owned by Centre for Geosciences Research Close Corporation, a Namibian company. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

As consolidated financial statements are based on the assumption that they represent the financial position and operating results of a single economic entity, the retained earnings or deficit of a subsidiary at the date of acquisition by the parent are excluded from consolidated retained earnings. When a subsidiary is consolidated, the consolidated financial statements include the subsidiary’s revenues, expenses, gains, and losses only from the date the subsidiary is initially consolidated, and the non-controlling interest is reported in the consolidated statement of financial position within equity, separately from the Parent’s equity.

Non-controlling Interest in a Consolidated Subsidiary

From March 14, 2014 (date of acquisition of Gazania Investments) to December 31, 2014, there was no net income attributable to non-controlling interest.

Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915-10-05, “Development Stage Entity.” The Company is devoting substantially all of its efforts to the execution of its business plan. The Company adopted ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation effective October 1, 2014.

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

Debt Discount

On October 2, 2014, the Company issued convertible note which had beneficial conversion feature. The Company recorded the beneficial conversion feature as a derivative liability and debt discount and is amortized over the life of the convertible note. The debt discount is recorded against the related convertible note outstanding. The amortization is recorded as interest expense. The amortization expense was $18,834 and was recorded as interest expense for the year ended December 31, 2014.

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

Goodwill and Intangible Assets

Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.”  Goodwill is tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. Based on the impairment analysis, the Company recorded an impairment of $240,000 for the year ended December 31, 2014.

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

The Company is not aware of any events or changes in circumstances during the year ended December 31, 2014 that would indicate that the long-lived assets are impaired other than goodwill and intangible assets which were impaired in the amount of $240,000 for the year ended December 31, 2014.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued a new standard on disclosure of uncertainties about an entity's ability to continue as a going concern. The new standard provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements. Additionally, an entity must provide certain disclosures if there is substantial doubt about the entity's ability to continue as a going concern. The new standard will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is in the process of evaluating the impact of adoption on the Company's financial statements.

In June 2014, the FASB issued a new standard on accounting for share-based payments. The new standard clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. As such, the performance target should not be reflected in estimating the grant date fair value of the award. The new standard also clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the requisite service has already been rendered. The new standard will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is in the process of evaluating the impact of adoption on the Company's financial statements.

In May 2014, the FASB issued a new standard on recognizing revenue in contracts with customers. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The new standard creates a five-step process to recognize revenue that requires entities to exercise judgment when considering contract terms and relevant facts and circumstances. The new standard also requires expanded disclosures surrounding revenue recognition. The new standard will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. The Company is in the process of evaluating the impact of adoption on the Company's financial statements.

Other recently issued accounting standards are not expected to have a material effect on the Company's financial statements.

NOTE 3 – FAIR VALUE MEASUREMENTS

ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SC 820 establishes three levels of inputs that may be used to measure fair value:

●	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company holds. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
●	Level 2 – Valuation based on quoted prices in markets that are not active for which all significant inputs are observable, either directly or indirectly.
●	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Financial instruments include cash, accounts payable and accrued expenses and other current liabilities. The carrying amounts of cash, accounts payable and accrued expenses and other current liabilities approximate their fair value due to the short term maturities of these instruments.

The Company has Level 3 financial instrument, an embedded derivative liability (beneficial conversion feature) that is recorded at fair value on periodic basis. The embedded derivative is evaluated under the hierarchy of ASC 480-10, ASC Paragraph 815-25-1 and ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of such Level 3 financial instrument is estimated using the Black-Scholes option pricing model. The foregoing Level 3 financial instrument has certain provisions which qualifies to be classified as a liability under ASC 815.

As of December 31, 2014, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

Description	Level 1	Level 2	Level 3

Beneficial conversion feature liability	$-	$-	$70,334

NOTE 4 – ACCOUNTS PAYABLE

As of December 31, 2014, the Company’s accounts payable was primarily made up of professional fees.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On October 2, 2014, the Company issued a convertible note payable with an interest rate of 5.0% per annum in the amount of $100,000. The outstanding balance and any accrued interest is due on December 31, 2015. Under the agreement, the note can be convertible at the holder’s discretion into common shares of the Company’s stock at a 25% discount to the price at the date of exercise.

The Company adopted the provisions of FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) (previously EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”), as the convertible note agreement contained certain provision that the convertible note failed to pass the “fixed for fixed” criteria of ASC815, the conversion feature of the convertible debt should have to be bifurcated and recorded separately until the conversion date.

Based on ASC 815, the Company determined that the convertible debt contained embedded derivatives and full-ratchet provision which the Company valued the embedded derivative using the Black-Scholes method. The following table represents fair value of embedded derivative movement from the date of issuance to December 31, 2014

Description	Fair Value at Date of Issuance	Changes in Fair Value 2014	Fair Value at December 31, 2014

Beneficial conversion feature liability	$70,334	$-	$70,334

As a result of initial recording of derivative liability of $70,334 with proceeds of $100,000 the Company recorded debt discount of $70,334 at the date of issuance of convertible note payable.

The Company accretes debt discount of $70,334 over the life of the convertible note which is 12 months. The Company recorded accretion of $17,583 for the year ended December 31, 2014 which is recorded as interest expense.

Interest incurred for the year ended December 31, 2014 was $1,251 (excluding debt discount accretion of $17,583 which is also recorded as interest expense).

NOTE 6 – PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under FASB 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods and allowances based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense. During the period from August 28, 2013 (inception) to December 31, 2014 the Company recognized no income tax related interest and penalties. The Company had no accruals for income tax related interest and penalties at December 31, 2014.

NOTE 7 – STOCKHOLDERS’ DEFICIT

As of December 31, 2014, the Company had (i) 100,000,000 Common shares authorized with a par value of $.0001 per share, of which 50,411,443 shares were issued and outstanding, and (ii) 25,000,000 shares of preferred stock, par value $.0001 per share, authorized, none of which was issued and outstanding. 8,980,047 shares of Common Stock have been issued to founders, of which, 400,016 shares were issued to the President and director as part of their consulting agreements.

On November 14, 2013, the Company had the following transactions:

●	The Company entered into and consummated transactions pursuant to a Subscription Agreement (the “Subscription Agreement”) with certain accredited investors whereby the Company issued and sold to the investors for $1.00 per share an aggregate of 249,998 shares of the Company’s Common Stock for an aggregate purchase price of $250,000.
●	As share-based compensation to employees and non-employees, the Company issued 2,369,991 shares of common stock valued at $2,369,991, based on the market price of the stock on the date of issuance.
●	The Company consummated transactions pursuant to a Share Exchange Agreement dated November 14, 2013 (the “Share Exchange Agreement”) by and among the Company and the stockholders of African Graphite, Inc., a Nevada Corporation (“AGI”), whereby the stockholders of AGI transferred 100% of the outstanding shares of common stock of AGI held by them, in exchange for an aggregate of 8,980,047 newly issued shares of the Company’s common stock.
●	The Company consummated transactions pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) with Zewar Jewellery, Inc. dated November 14, 2013 by and among the Company and the stockholders of the Company whereby the Company’s Stockholders transferred 100% of the outstanding shares of common stock of the Company held by them, in exchange for an aggregate of 8,980,047 newly issued shares of the Zewar Jewellery’s common stock with a par value $.0001 per share (“Common Stock”).
●	The Company issued 12,600,003 shares of Common Stock to NMC in connection with the option grant closing under the Option Agreement.

All shares presented in these financial statements and accompanying footnotes have been retroactively adjusted to reflect the increased number of shares resulting from the seven point eight-to-one forward stock split effective on December 16, 2013.

The Company had the following common stock issuance transactions from January 1, 2014 to December 31, 2014 pursuant to a Subscription Agreement with accredited investors:

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

The Company is subject to various legal proceedings from time to time as part of its business. As of December 31, 2014, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, consolidated financial condition and consolidated results of operations.

NOTE 9 – SUBSEQUENT EVENTS

ASC 855, “Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. During these periods, the Company did not have any material recognizable subsequent events required to be disclosed other than those disclosed in this note to the financial statements as of and for the year ended December 31, 2014 other than the following:

●	Secured Convertible Note – On February 10, 2015, the Company sold and issued a secured convertible note in the principal amount of $24,000 (the “2015 Note”) with a maturity date of July 31, 2015. The interest rate of the 2015 Note is 5% per annum and all or any outstanding amount of the 2015 Note shall be convertible one year from the date of this 2015 Note at the Holder’s discretion into the Company’s stock at a 25% discount to the market price of the Company’s Common Stock at the time of conversion. The foregoing descriptions of the 2015 Note are qualified in their entirety by reference to the provisions of the 2015 Note which is included as Exhibit 4.3 to this Report and are incorporated by reference herein.

