Form 10-K/A
period 2014-12-31
Next Graphite, Inc.
filed 2015-04-02
CIK 1563315

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

Explanatory Note

The purpose of this Amendment No. 1 to Next Graphite, Inc. (the “Company”) Annual Report on Form 10-K/A for the year ended December 31, 2014 (“Form 10-K”), initially filed with the Securities and Exchange Commission on March 31, 2015, is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulations S-T. Exhibit 101 to this Report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language). Exhibit 101 to the Form 10-K in the initial filing was not included due to an oversight on the part of the Company’s EDGAR filing service.

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit	Filing Reference
31.1	Certifications of Charles C. Bream III pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Charles C. Bream III pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101	Interactive data files pursuant to Rule 405 of Regulation S-T	**

**Users of this data are advised pursuant to Rule 406T of Regulation S-X that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Next Graphite, Inc.

Date: April 2, 2015	By:	/s/ Charles C. Bream III
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

Name and Title	Date

/s/ Charles C. Bream III	April 2, 2015
Charles C. Bream III
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Doron	April 2, 2015
Michael Doron, Chairman and Director

 3