Form 10-Q
period 2015-03-31
Next Graphite, Inc.
filed 2015-05-18
CIK 1563315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of March 31, 2015 there were outstanding 50,411,443 shares of the registrant’s common stock, $.0001 par value.

TABLE OF CONTENTS

		Page
PART I	Financial Information

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014	F-1

	Condensed Consolidated Statements of Operations for the three months ending March 31, 2015 and 2014 (Unaudited)	F-2

	Condensed Consolidated Statements of Cash Flows for the three months ending March 31, 2015 and 2014 (Unaudited)	F-3

	Condensed Consolidated Notes to Financial Statements (Unaudited)	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Controls and Procedures	4

PART II	Other Information

Item 4.	Exhibits	5

	Signatures	6

	Exhibits/Certifications

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

NEXT GRAPHITE, INC.

BALANCE SHEETS

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
ASSETS	(unaudited)
Current assets:
Cash	$7,132	$17,878
Total current assets:	7,132	17,878

Total assets	$7,132	$17,878

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$56,579	$62,579
Accrued interest payable	2,501	1,251
Note payable	24,000	-
Convertible note payable, net of debt discount of $35,168	64,832	47,249
Fair value of derivative liability - beneficial conversion feature	25,714	70,334
Total current liabilities	173,626	181,413

Total liabilities	173,626	181,413

Stockholders’ deficit:
Preferred stock authorized 25,000,000 shares, $.0001 par value, no shares issued and outstanding at March 31, 2015 and December 31, 2014.	-	-
Common stock authorized 100,000,000 shares, $.0001 par value, 50,411,443 shares issued and outstanding at March 31, 2015 and December 31, 2014.	5,041	5,041
Additional paid-in capital	4,046,916	4,046,916
Accumulated deficit	(4,218,451)	(4,215,492)
Total stockholders' deficit	(166,494)	(163,535)

Total liabilities and stockholders' deficit	$7,132	$17,878

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NEXT GRAPHITE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Three Months Ending March 31, 2015	Three Months Ending March 31, 2014

NET SALES	$-	$-

OPERATING EXPENSES:
Professional fees	21,076	173,238
Selling, general, and administrative	7,670	58,203
Total Operating Expenses	28,746	231,441

Loss from operations	(28,746)	(231,441)

OTHER INCOME (EXPENSE):
Interest expense	(18,833)	-
Gain from changes in fair value of convertible note payable	44,620	-
Total Other Expenses, net	25,787	-

NET LOSS APPLICABLE TO COMMON SHARES	$(2,959)	$(231,441)

NET LOSS PER BASIC AND DILUTED SHARES	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	$50,411,443	$66,650,681

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT GRAPHITE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2015 and Three Months Ended March 31, 2014

(Unaudited)

	Three Months	Three Months
	March 31, 2015	March 31, 2014

Operating Activities:
Net loss	$(2,959)	$(231,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest payable	18,833	-
Changes in fair value of convertible note	(44,620)	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(6,000)	(487,542)
Net cash used in operating activities	(34,746)	(718,983)

Investing Activities:
Purchase of Interest in Gazania	-	(150,000)
Net cash used in investing activities	-	(150,000)

Financing Activities:
Advanced subscriptions	-	659,600
Proceeds from issuance of common stock	-	271,400
Proceeds from issuance of note payable	24,000	-
Net cash provided by financing activities	24,000	931,000

Net (decrease) increase in cash	(10,746)	62,017

Cash, Beginning of period	17,878	2,450

Cash, End of period	$7,132	$64,467

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the financial position, the results of operations and comprehensive income (loss) and cash flows of the Company for the periods presented. These unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Form 10-K filed on March 31, 2015.  The operating results or cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred approximately $4,218,451 in operating deficit since its inception, and has generated no operating revenue, which could raise substantial doubt about the Company’s ability to continue as a going concern.

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

ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

As of March 31, 2015, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

Description	Level 1	Level 2	Level 3

Derivative liability	$-	$25,714	$-

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). ASU 2015-02 amends whether the reporting entities are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation modal. The amendments include: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in ASU 2015-02 will be effective prospectively for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, however early adoption is permitted. Management is currently assessing the impact of the adoption of ASU 2015-02 and has not determined the effect of the standard on our ongoing financial reporting.

In April 2015, the FASB issued ASU 2015-03, Imputation of Interest (Subtopic 835-30). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this update. The amendments in ASU 2015-03 will be effective prospectively for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, however early adoption is permitted. Management is currently assessing the impact of the adoption of ASU 2015-03 and has not determined the effect of the standard on our ongoing financial reporting.

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

Based on ASC 815, the Company determined that the convertible debt contained embedded derivatives and full-ratchet provision which the Company valued the embedded derivative using the Black-Scholes method. The following table represents fair value of embedded derivative movement from the date of issuance to March 31, 2015

Description	Fair Value at Date of Issuance	Changes in Fair Value	Fair Value at March 31, 2015

Derivative liability	$70,334	$(44,620)	$25,714

As a result of initial recording of derivative liability of $70,334 with proceeds of $100,000 the Company recorded debt discount of $70,334 at the date of issuance of convertible note payable.

The Company accretes debt discount of $70,334 over the life of the convertible note which is 12 months. The Company recorded accretion of $17,583 for the three months ended March 31, 2015 which is recorded as interest expense.

Interest incurred for the three month ended on March 31, 2015 was $1,251 (excluding debt discount accretion of $17,583 which is also recorded as interest expense).

NOTE 6 - STOCKHOLDERS’ EQUITY

As of March 31, 2015 the Company had (i) 100,000,000 Common shares authorized with a par value of $.0001 per share, of which 50,411,443 shares were issued and outstanding, and (ii) 25,000,000 shares of preferred stock, par value $.0001 per share, authorized, none of which was issued and outstanding. 8,980,047 shares of Common Stock have been issued to founders, of which, 400,016 shares were issued to the President and director as part of their consulting agreements. The shares were valued at par for a value of $898.

The Company had the following common stock issuance transactions from January 1, 2014 to March 31, 2015 pursuant to a Subscription Agreement with accredited investors:

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

NOTE 7 – RESTRICTED COMMON SHARES

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

A summary of the status of the Company’s restricted common shares is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	-	-
Granted	1,760,000	$0.17
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2014	1,760,000	$0.17	N/A	$246,400

Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2015	1,760,000	$0.17	N/A	$61,600
Vested at March 31, 2015	1,760,000	$0.17	N/A	$61,600

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $0.035 as of March 31, 2015, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings from time to time as part of its business. As of March 31, 2015, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition and results of operations.

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

Results of Operations

We did not have any revenues since inception. Operating expenses have been incurred of $28,746 for the three month period ending March 31, 2015.

3

Liquidity and Capital Resources

As of March 31, 2015, we had $7,132 in cash.

The Company does not currently have sufficient resources to cover ongoing expenses and expansion. From August 2013 to March 31, 2015, we consummated various private placements of our securities, which resulted in net proceeds to us of $1,541,800. We used $240,000 out of the net proceeds to make a payment to NMC under the Option Agreement in connection with the option grant closing and the option exercise closing. Under the Option Agreement, we undertook to provide at least $260,000 of working capital to or for the benefit of Gazania from the option grant closing date to September 30, 2014. We plan on raising additional funds from investors to implement our business model. In the event we are unsuccessful, this will have a negative impact on our operations.

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

Going concern

The Company's unaudited condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, it has $7,132 in cash, has losses and an accumulated deficit, and a working capital deficiency. The Company does not currently have any revenue generating operations. These conditions, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

ITEM 3. CONTROLS AND PROCEDURES.

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

4

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

PART II - OTHER INFORMATION

ITEM 4. EXHIBITS.

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

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Next Graphite, Inc.

Date: May 15, 2015	By:	/s/ Charles Bream
Name: Charles Bream
Title: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

6