Form 10-Q
period 2015-06-30
Next Graphite, Inc.
filed 2015-08-19
CIK 1563315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 14, 2015 there were outstanding 50,411,443 shares of the registrant’s common stock, $.0001 par value.

TABLE OF CONTENTS

		Page
PART I	Financial Information

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014	F-1

	Condensed Consolidated Statement of Operations for the three and six months ending June 30, 2015 and 2014 (Unaudited)	F-2

	Condensed Consolidated Statement of Cash Flows for the six months ending June 30, 2015 and 2014 (Unaudited)	F-3

	Notes to Unaudited Condensed Consolidated Financial Statements	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Controls and Procedures	4

PART II	Other Information

Item 6.	Exhibits	5

	Signatures	6

	Exhibits/Certifications

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

NEXT GRAPHITE, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
ASSETS	(unaudited)
Current assets:
Cash	$3,469	$17,878
Total current assets:	3,469	17,878

Total assets	$3,469	$17,878

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$56,579	$62,579
Accrued interest payable	4,508	1,251
Notes payable	34,000	-
Note payable – related party	2,500	-
Convertible notes payable, net of debt discount of $36,030	91,970	47,249
Fair value of derivative liability	114,588	70,334
Total current liabilities	304,145	181,413

Total liabilities	304,145	181,413

Stockholders’ deficit:
Preferred stock authorized 25,000,000 shares, $.0001 par value, no shares issued and outstanding	-	-
Common stock authorized 100,000,000 shares, $.0001 par value, 50,411,443 shares issued and outstanding	5,041	5,041
Additional paid-in capital	4,069,191	4,046,916
Accumulated deficit	(4,374,908)	(4,215,492)
Total stockholders' deficit	(300,676)	(163,535)

Total liabilities and stockholders' deficit	$3,469	$17,878

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NEXT GRAPHITE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

NET SALES	$-	$-	$-	$-

OPERATING EXPENSES:
Professional fees	31,260	274,272	52,336	445,217

Selling, general, and administrative	35,178	22,390	42,848	82,887
Total Operating Expenses	66,438	296,662	95,184	528,104

Loss from operations	(66,438)	(296,662)	(95,184)	(525,754)

OTHER INCOME (EXPENSES):
Changes in fair value of derivative	(68,874)	-	(24,254)	-
Interest expense	(21,145)	-	(39,978)	-
Total Other Expense	(90,019)	-	(64,232)	-

NET LOSS APPLICABLE TO COMMON SHARES	$(156,457)	$(296,662)	$(159,416)	$(525,754)

NET LOSS PER BASIC AND DILUTED SHARES	$-	$-	$-	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	50,411,443	50,411,443	50,411,443	61,031,765

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT GRAPHITE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months	Six Months
	June 30, 2015	June 30, 2014

Operating Activities:
Net loss	$(159,416)	$(525,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	22,275	-
Interest expense – note payables	675
Interest expense – amortization of convertible note discount	39,303	-
Changes in fair value of convertible note	24,254	-
Changes in operating assets and liabilities:
Prepaid	-	(361,667)
Accounts payable and accrued liabilities	(6,000)	62,579
Net cash used in operating activities	(78,909)	(863,427)

Investing Activities:
Purchase of Interest in Gazania	-	(150,000)
Net cash used in investing activities	-	(150,000)

Financing Activities:
Advanced subscriptions	-	60,000
Proceeds from issuance of note payable to related party	2,500
Proceeds from issuance of note payable	34,000
Proceeds from issuance of common stock	-	981,000
Proceeds from issuance of convertible note	28,000	-
Net cash provided by financing activities	64,500	1,041,000

Net increase (decrease) increase in cash	(14,409)	27,573

Cash, Beginning of period	17,878	2,450

Cash, End of period	$3,469	$30,023

Supplemental disclosures of cash flow information:
Interest	$-	$-
Income taxes	$-	$-

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

On November 14, 2013, AGI entered into a Stock Purchase Option Agreement (the “Option Agreement”) with NMC Corp., a corporation organized under the laws of the Province of Ontario, Canada (“NMC”), whereby NMC granted to AGI an option to purchase 90 ordinary shares, par value one Namibian dollar per share, of Gazania Investments Two Hundred and Forty Two (Proprietary) Limited, a corporation organized under the laws of the Republic of Namibia ("Gazania"), representing 90% of the issued and outstanding shares of Gazania, for $240,000. NMC had entered into an option agreement dated March 29, 2013, as amended on November 4, 2013 (the “Centre Agreement”), with Centre for Geoscience Research CC (formerly known as “Industrial Minerals and Rock Research Centre CC”), a company organized under the laws of the Republic of Namibia ("Centre"), whereby Centre agreed to transfer to Gazania 100% undivided interest in the exclusive prospecting license No. 3895 known as AUKUM originally issued to Centre by the government of the Republic of Namibia on April 4, 2011 and renewed on April 4, 2013 (the “License”). The License grants the right to conduct prospecting operations, bulk sampling and pilot production in the license area called AUKAM located in southern Namibia in the Karas Region within the Betaine district. The license area covers about 49,127 hectares. The only mine in Namibia that has produced graphite is situated in the license area. The transfer of the License to Gazania was approved by the Ministry of Mines and Energy of the Republic of Namibia on February 25, 2014.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred approximately $4,374,908 in operating deficit since its inception, and has generated no operating revenue, which could raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of June 30, 2015, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

Description	Level 1	Level 2	Level 3

Derivative liability	$-	$	$114,588

Recent Accounting Pronouncements

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

NOTE 5 – NOTES PAYABLE

On February 10, 2015, the Company issued a note payable with an interest rate of 5.0% per annum in the amount of $24,000. The outstanding balance and any accrued interest is due one year from the date of the note.

On April 1, 2015, the Company issued a note payable with the interest rate of 7.0% per annum in the amount of $10,000. The outstanding balance and any accrued interest is due six months from the date of the note.

On June 30, 2015, the Company issued a promissory note with the interest rate of 7.0% per annum in the amount of $2,500 to the Michael J. Doron who is a Chairman of the Company. The outstanding balance and any accrued interest is due three months from the date of the note.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On October 2, 2014, the Company issued a convertible note payable with an interest rate of 5.0% per annum in the amount of $100,000. The outstanding balance and any accrued interest is due on December 31, 2015. Under the agreement, the note can be convertible at the holder’s discretion into common shares of the Company’s stock at a 25% discount to the price at the date of exercise.

On June 10, 2015, the Company issued a convertible note payable with an interest rate of 8.0% per annum in the amount of $28,000. The outstanding balance and any accrued interest is due on March 13, 2016. Under the agreement, the note can be convertible at the holder’s discretion into common shares of the Company’s stock at the date of exercise using three days lowest stock price average times 61 percent discount.

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

Based on ASC 815, the Company determined that the convertible debt contained embedded derivatives and full-ratchet provision which the Company valued the embedded derivative using the Black-Scholes method. The following table represents fair value of embedded derivative movement from the date of issuance to June 30, 2015

Description of derivative liability	Fair Value at Date of Issuance	Changes in Fair Value 2015	Fair Value at June 30, 2015

Convertible note of $100,000	$70,334	$17,901	$88,235
Convertible note of $28,000	20,000	6,353	26,353
Total	$90,334	$24,254	$114,588

In 2014, as a result of initial recording of derivative liability of $70,334 with proceeds of $100,000 the Company recorded debt discount of $70,334 at the date of issuance of convertible note payable.

The Company accretes debt discount of $70,334 over the life of the convertible note which is 12 months. The Company recorded accretion of $17,583 for the quarter ended June 30, 2015 which is recorded as interest expense.

In 2015, as a result of initial recording of derivative liability of $20,000 with proceeds of $28,000 the Company recorded debt discount of $20,000 at the date of issuance of convertible note payable.

The Company accretes debt discount of $20,000 over the life of the convertible note. The Company recorded accretion of $1,555 for the quarter ended June 30, 2015 which is recorded as interest expense.

Interest incurred for the three month ended on June 30, 2015 was $1,332 (excluding debt discount accretion of $19,138 which is also recorded as interest expense).

NOTE 7 - STOCKHOLDERS’ DEFICIT

As of June 30, 2015 the Company had (i) 100,000,000 Common shares authorized with a par value of $.0001 per share, of which 50,411,443 shares were issued and outstanding, and (ii) 25,000,000 shares of preferred stock, par value $.0001 per share, authorized, none of which was issued and outstanding. 8,980,047 shares of Common Stock have been issued to founders, of which, 400,016 shares were issued to the President and director as part of their consulting agreements. The shares were valued at par for a value of $898.

The Company had the following common stock issuance transactions from January 1, 2014 to June 30, 2015 pursuant to a Subscription Agreement with accredited investors:

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

NOTE 8 – STOCK BASED COMPENSATION

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

On May 28, 2015, the Company has elected to grant warrants to certain entities and individuals in lieu of restricted common stocks granted but no yet issued.

A summary of the status of the Company’s restricted common shares is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	-	-
Granted	1,760,000	$0.17
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2014	1,760,000	$0.17	N/A	$246,400
Granted	-	-
Exercised	-	-
Superseded by May 28 Stock Warrants	1,760,000	-
Outstanding at June 30, 2015

Vested at June 30, 2015	-	-	N/A	$-

The stock warrants issued in lieu of restricted common stock granted but not yet issued is presented below:

Date Issued	Exercise Price	Number of Shares	Expiration date

May 28, 2015 (Issued in lieu of restricted common stock)	$0.11	2,720,000	May 27, 2020
May 28, 2015	$0.11	25,000	May 27, 2020
June 16, 2015	$0.11	2,000,000	June 15, 2020

Total warrants at June 30, 2015		4,745,000	4.92 years

As of June 30, 2015, the weighted average contractual life of the stock warrants is 4.92 years. The initial fair value of the warrants issued in lieu of restricted common stock was estimated at an aggregate value of $29,920, which was lower than the fair value of stocks originally issued and cancelled, therefore, no incremental expense was recorded. The initial fair value of the new warrants issued on for services was estimated at an aggregate value of $22,275. All warrants are vested and exercisable immediately.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings from time to time as part of its business. As of June 30, 2015, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition and results of operations.

NOTE 10 – JOINT VENTURE

Next Graphite, Inc. (the “Company”) entered into a Joint Venture Agreement (“JVA”) with Micron Investments Pty. Ltd. (“Micron”) on June 8, 2015, which was subsequently amended on July 10 and July 17, 2015, as set forth under Item 5 below. Pursuant to the JVA, as amended, the Company and Micron are to enter into a Farm-Out Agreement which the Company expects to be completed by September 15, 2015. The JVA and Farm-Out Agreement will require Micron to pay $1.1 million to build and operate a graphite processing plant and in exchange, Micron will receive, upon achievement of milestones, up to a 63% interest in the mining and mineral rights held by the Company at its Aukam site. The Company will retain a minimum of 37% after having purchased the 10% interest held by its local partner as set forth in Item 5 below.

NOTE 11 – SUBSEQUENT EVENTS

On July 8, 2015, the Company issued a promissory note with the interest rate of 7.0% per annum in the amount of $2,500 to the Charles Bream who is a Chief Executive Officer of the Company.

On June 19, 2015, the Company entered into the Agreement with “Centre For Geosciences Research Close Corporation”, a close corporation incorporated under the laws of Namibia, “CFGR”), whereby CFGR sold to African Graphite Inc. (AGI) the 10% of ownership (10 shares) of Gazania Investments Two Hundred and Forty Two (Proprietary) Limited, a corporation organized under the laws of the Republic of Namibia ("Gazania") for the amount of $15,000.

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

Plan of Operations

Next Graphite, Inc. (the “Company”) entered into a Joint Venture Agreement (“JVA”) with Micron Investments Pty. Ltd. (“Micron”) on June 8, 2015, which was subsequently amended on July 10 and July 17, 2015, as set forth under Item 5 below. Pursuant to the JVA, as amended, the Company and Micron are to enter into a Farm-Out Agreement which the Company expects to be completed by September 15, 2015. The JVA and Farm-Out Agreement will require Micron to pay $1.1 million to build and operate a graphite processing plant and in exchange, Micron will receive, upon achievement of milestones, up to a 63% interest in the mining and mineral rights held by the Company at its Aukam site. The Company will retain a minimum of 37% after having purchased the 10% interest held by its local partner as set forth in Item 5 below.

In July, 2015 Micron was acquired by Caribou King Resources, Ltd.

Execution of the Farm-Out Agreement and commencement of revenue generating activities are contingent on the Company obtaining approval of the Namibian government to renew its EPL 3895. Renewal is anticipated to occur by September, 2015.

The JVA calls for Micron and the Company to begin the processing approximately 140,000 tonnes of existing graphite tailings, and develop three existing adits as well as other locations on the Company’s 125,000 acre Aukam site. Engineering and research are currently being conducted on the adits.

The JVA also calls for the plant to process up to 5,000 tonnes per year. Initial production is anticipated to commence in the Q2 - Q3 2016 timeframe.

Previously reported Company activities in 2013-2014 included: compilation of an initial geological report; process testing of surface graphite samples; issuance of an Environmental Impact Assessment report; a Preliminary Economic Analysis based on our findings and a scoping study that detailed the engineering for production, mining design, flowchart and operations; and construction planning for an initial processing facility.

Favorable results from these 2013-2014 activities resulted in the go-forward build-out called for in the JVA. Based on previously reported and quantified findings on Aukam graphite from two third-party laboratories, the 140,000 tonnes of above ground tailings are forecast to generate approximately $18 million in sales proceeds based on a $1,200 per ton price. Next Graphite’s portion of that would be approximately $6,500,000. The Company is presently awaiting laboratory results on graphite findings from extensive sampling in one of its adits that could result in additional revenues. There is no assurance that laboratory tests will be favorable and that there is no assurance that $18 million in revenue forecast can be met.

Prior to entering into the JVA, the Company was constrained by a lack of working capital. That situation has been largely corrected by funding that is being provided by Micron. In addition to our joint venture partner building a processing plant and assuming all plant responsibilities until five months after plant completion, the JVA stipulates that the Company will receive $180,000 in cash during the construction phase of the plant. Nevertheless, after that point, the Company will be responsible for funding 30% of the operating costs and the Company anticipates that it will need to raise additional capital to do so. There can be no assurance that such capital will be available to the Company when needed. There is no assurance that laboratory tests will be favorable and that there is no assurance that $18 million in revenue forecast can be met.

Results of Operations

We did not have any revenues since inception.

Operating expense. Operating expenses were $66,438 and $95,184 for the three and six months ended June 30, 2015, respectively, compared to $296,662 and $525,754 for the three and six months ended June 30, 2014, respectively. The decrease in expense for both periods is due to legal costs incurred during 2014 in conjunction with the agreement with Wall Street Relations, Inc. who are engaged to provide various advisory services

Other expenses. Other expenses were $90,109 and $64,232 for the three and six months ended June 30, 2015, respectively, compared to $0 for the both the three and six months ended June 30, 2014. It is primarily to due to changes in value of derivative, debt discount amortization and interest expense.

3

Change in value of derivative. The change in value of derivative as a non-cash expense of $68,874 and $24,254 for the three and six months ended June 30, 2015, respectively. This compares to $0 for the both the three and six months ended June 30, 2014. These adjustments result from periodic valuation adjustments related to fluctuations in our stock price for convertible notes issued in connection with the Convertible Notes issued in our private placement Changes in the value of our derivative are non-cash and do not affect the core operations of our business or liquidity.

Debt discount amortization. Debt discount amortization expense were $19,138 and $39,303, of non-cash expenses for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2014, debt discount amortization expense was $0, for the both the three and six months ended June 30, 2014. It is primarily related to the periodic amortization of issuance costs associated with the Convertible Notes.

Interest expense. Interest expenses relate to interest accrued from convertible note payable and note payable for the respective periods. Such amounts were $2,007 and $3,257 for the three and six-month periods ended June 30, 2015, respectively. This compares to $0 for the both the three and six-month periods ended June 30, 2014.

Liquidity and Capital Resources

For the six months ended June 30, 2015, our cash used in operations was $78,909, cash provided by financing activities was $64,500, primarily due to issuance of Convertible Note. As of June 30, 2015, our cash balance was $3,469.

The Company does not currently have sufficient resources to cover ongoing expenses and expansion. From August 2013 to June 30, 2014, we consummated various private placements of our securities, which resulted in net proceeds to us of $1,541,800. We used $240,000 out of the net proceeds to make a payment to NMC under the Option Agreement in connection with the option grant closing and the option exercise closing. We plan on raising additional funds from investors to implement our business model. In the event we are unsuccessful, this will have a negative impact on our operations.

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

Critical Accounting Policies

This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this report. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our unaudited condensed consolidated financial statements.

Management has entered into a Joint Venture Agreement that provides working capital and plant expansion, and believes they can raise the appropriate funds needed to support their business plan and acquire an operating company with positive cash flow. Management intends to seek new capital from owners and related parties to provide additional funds.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

(a) The following exhibits are filed herewith:

10.1	July 17, 2015 Second Amendment to Joint Venture Agreement

10.2	June 8, 2015 Joint Venture Agreement

31.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Next Graphite, Inc.

Date: August 19, 2015	By:	/s/ Charles Bream
Name: Charles Bream
Title: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

6