Form 10-Q
period 2015-09-30
Next Graphite, Inc.
filed 2015-11-23
CIK 1563315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 16, 2015  there were outstanding 50,411,443 shares of the registrant’s common stock, $.0001 par value.

TABLE OF CONTENTS

		Page
PART I Financial Information

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014	F-1

	Condensed Consolidated Statement of Operations for the three and nine months ending September 30, 2015 and 2014 (Unaudited)	F-2

	Condensed Consolidated Statement of Cash Flows for the nine months ending September 30, 2015 and 2014 (Unaudited)	F-3

	Condensed Consolidated Notes to Financial Statements (Unaudited)	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Controls and Procedures	4

PART II Other Information

Item 4.	Exhibits	5

	Signatures	6

	Exhibits/Certifications

2

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NEXT GRAPHITE, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash	$16,774	$17,878
Total current assets:	16,774	17,878

Total assets	$16,774	$17,878

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$206,303	$62,579
Accrued interest payable	6,688	1,251
Note payable	34,000	-
Note payable – related party	6,000	-
Convertible note payable, net of debt discount of $11,780	116,220	47,249
Fair value of derivative liability - beneficial conversion feature	95,200	70,334
Deposit	59,991	-
Total current liabilities	524,402	181,413

Total liabilities	524,402	181,413

Stockholders’ deficit:
Preferred stock authorized 25,000,000 shares, $.0001 par value, no shares issued and outstanding at September 30, 2015 and December 31, 2014.	-	-
Common stock authorized 100,000,000 shares, $.0001 par value, 50,411,443 shares issued and outstanding at September 30, 2015 and December 31, 2014.	5,041	5,041
Additional paid-in capital	4,069,826	4,046,916
Accumulated deficit	(4,582,495)	(4,215,492)
Total stockholders' deficit	(507,628)	(163,535)

Total liabilities and stockholders' deficit	$16,774	$17,878

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NEXT GRAPHITE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

NET SALES	$-	$-	$-	$-

OPERATING EXPENSES:
Professional fees	174,561	526,442	226,897	971,659
Selling, general, and administrative	25,984	227,740	68,832	310,627
Total Operating Expenses	200,545	754,182	295,729	1,282,286

Loss from operations	(200,545)	(754,182)	(295,729)	(1,282,286)

OTHER INCOME (EXPENSES):
Changes in fair value of derivative	19,388	-	(4,866)	-
Interest expense	(26,430)	-	(66,408)	-
Total Other Expense, net	(7,042)	-	(71,274)	-

NET LOSS APPLICABLE TO COMMON SHARES	$(207,587)	$(754,182)	$(367,003)	$(1,282,286)

NET LOSS PER BASIC AND DILUTED SHARES	$-	$-	$-	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	50,411,443	50,293,291	50,411,443	57,806,433

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT GRAPHITE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months
	September 30, 2015	September 30, 2014

Operating Activities:
Net loss	$(367,003)	$(1,282,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for services	-	227,740
Stock compensation	22,910	-
Interest expense – amortization of convertible note discount	62,221	-
Changes in fair value of convertible note	4,866	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	147,911	(5,632)
Net cash used in operating activities	(129,095)	(1,060,178)

Investing Activities:
Purchase of Interest in Gazania	-	(150,000)
Net cash used in investing activities	-	(150,000)

Financing Activities:
Proceeds from issuance of convertible note	28,000	-
Proceeds from issuance of note payable to related party	6,000	-
Proceeds from issuance of note payable	34,000	-
Proceeds from issuance of common stock	-	1,211,000
Proceeds from deposits	59,991	-
Net cash provided by financing activities	127,991	1,211,000

Net (decrease) increase in cash	(1,104)	822

Cash, Beginning of period	17,878	2,450

Cash, End of period	$16,774	$3,272

Supplemental disclosures of cash flow information:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Next Graphite Inc.

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

The Company acquired the remaining 10% ownership of Gazania for $15,000 at third quarter, 2015. As a result, Gazania became a direct 100% owned subsidiary of the Company.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred approximately $4,582,495 in operating deficit since its inception, and has generated no operating revenue, which could raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company used Level 3 inputs for its valuation methodology for the conversion option liability in determining the fair value using the Black-Scholes option-pricing model with the following assumption inputs:

June 30, 2015
Annual dividend yield	-
Expected life (years)	0.45 to 0.25 years
Risk-free interest rate	0.10%
Expected volatility	343.47%

As of September 30, 2015, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

Description	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$95,200

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

Other recently issued accounting standards are not expected to have a material effect on the Company's financial statements

NOTE 5 – NOTE PAYABLE

On February 10, 2015, the Company issued a note payable with an interest rate of 5.0% per annum in the amount of $24,000. The outstanding balance and any accrued interest is due one year from the date of the note.

On April 1, 2015, the Company issued a note payable with the interest rate of 7.0% per annum in the amount of $10,000. The outstanding balance and any accrued interest is due six months from the date of the note. At September 30, 2015, the note holder agreed to continue to accrue the interest with the rate of 7.0% until the note is paid off by the Company later.

On June 30, 2015, the Company issued a promissory note with the interest rate of 7.0% per annum in the amount of $2,500 to the Michael J. Doron who is a Chairman of the Company. The 25,000 shares of stock warrant were issued with a note at the same time. The outstanding balance and any accrued interest is due three months from the date of the note. At September 30, 2015, the note holder agreed to continue to accrue the interest with the rate of 7.0% until the note is paid off by the Company later.

On July 8, 2015, the Company issued a promissory note with the interest rate of 7.0% per annum in the amount of $2,500 to the Charles C. Bream who is a Director, Chief Executive Officer of the Company. The 25,000 shares of stock warrant were issued with a note   at the same time. The outstanding balance and any accrued interest is due three months from the date of the note. At September 30, 2015, the note holder agreed to continue to accrue the interest with the rate of 7.0% until the note is paid off by the Company later.

On August 24, 2015, the Company issued a promissory note with the interest rate of 7.0% per annum in the amount of $1,000 to the Charles C Bream who is a Chief Finance Officer of the Company. The outstanding balance and any accrued interest is due three months from the date of the note. The 10,000 shares of stock warrant   were issued with a note at the same time. The Company valued the stock warrants using the Black-Scholes method, and $635 was expensed in 3rd quarter 2015 accordingly.

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

On June 10, 2015, the Company issued a convertible note payable with an interest rate of 8.0% per annum in the amount of $28,000. The outstanding balance and any accrued interest is due on March 13, 2016. Under the agreement, the note can be convertible at the holder’s discretion into common shares of the Company’s stock at the date of exercise.

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

Based on ASC 815, the Company determined that the convertible debt contained embedded derivatives and full-ratchet provision which the Company valued the embedded derivative using the Black-Scholes method. The following table represents fair value of embedded derivative movement from the date of issuance to September 30, 2015

Description of derivative liability	Fair Value at Date of Issuance	Changes in Fair Value 2015	Fair Value at September 30, 2015

Convertible note of $100,000	$70,334	$(334)	$70,000
Convertible note of $28,000	20,000	5,200	25,200
Total	$90,334	$4,866	$95,200

In 2014, as a result of initial recording of derivative liability of $70,334 with proceeds of $100,000 the Company recorded debt discount of $70,334 at the date of issuance of convertible note payable.

The Company accretes debt discount of $70,334 over the life of the convertible note which is 12 months. The Company recorded accretion of $17,583 for the quarter ended September 30, 2015 which is recorded as interest expense.

In 2015, as a result of initial recording of derivative liability of $20,000 with proceeds of $28,000 the Company recorded debt discount of $20,000 at the date of issuance of convertible note payable.

The Company accretes debt discount of $20,000 over the life of the convertible note. The Company recorded accretion of $6,667 for the quarter ended September 30, 2015 which is recorded as interest expense.

Interest incurred for the three month ended on September 30, 2015 was $1,600 (excluding debt discount accretion of $24,250 which is also recorded as interest expense).

NOTE 7 - STOCKHOLDERS’ DEFICIT

As of September 30, 2015 the Company had (i) 100,000,000 Common shares authorized with a par value of $.0001 per share, of which 50,411,443 shares were issued and outstanding, and (ii) 25,000,000 shares of preferred stock, par value $.0001 per share, authorized, none of which was issued and outstanding. 8,980,047 shares of Common Stock have been issued to founders, of which, 400,016 shares were issued to the President and director as part of their consulting agreements. The shares were valued at par for a value of $898.

The Company had the following common stock issuance transactions from January 1, 2014 to September 30, 2015, pursuant to a Subscription Agreement with accredited investors:

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

On May 28, 2015, the Company has elected to grant warrants to certain entities and individuals in lieu of restricted common stocks that has not been issued.

A summary of the status of the Company’s restricted common shares is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	-	-	-	-
Granted	1,760,000	$0.17
Exercised	-	-	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2014	1,760,000	$0.17	N/A	$246,400
Granted	-	-	-	-
Exercised	-	-	-	-
Superseded by May 28 Stock Warrants	1,760,000	-	-	-
Outstanding at September 30, 2015	-	$-	N/A	$-

Vested at September 30, 2015	-	$-	N/A	$-

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $0.01 as of September 30, 2015, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

The stock warrants issued in lieu of restricted common stock granted but not yet issued is presented below:

Date Issued	Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Expiration date

May 28, 2015 (Issued in lieu of restricted common stock)	$0.11	2,720,000	4.66 years	May 27, 2020
May 28, 2015	$0.11	25,000	4.66 years	May 27, 2020
June 16, 2015	$0.11	2,000,000	4.72 years	June 15, 2020
July 8, 2015	$0.11	25,000	4.77 years -	July 7, 2020
July 8, 2015	$0.11	25,000	4.77 years	July 7, 2020
August 24, 2015	$0.11	10,000	4.90 years	August 23, 2020
Total warrants at September 30, 2015		4,805,000

The initial fair value of the new warrants issued on for services in 3rd quarter, 2015 was estimated at an aggregate value of $635. All warrants are vested and exercisable immediately.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings from time to time as part of its business. As of September 30, 2015, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition and results of operations.

Note 10 – JOINT VENTURE

Next Graphite, Inc. (the “Company”) entered into a Joint Venture Agreement (“JVA”) with Micron Investments Pty. Ltd. (“Micron”) on June 8, 2015, which was subsequently amended on July 10 and July 17, 2015, as set forth under Item 5 below. Pursuant to the JVA, as amended, the Company and Micron are to enter into a Farm-Out Agreement which the Company expects to be completed by December 15, 2015. The JVA and Farm-Out Agreement will require Micron to pay $1.1 million to build and operate a graphite processing plant and in exchange, Micron will receive, upon achievement of milestones, up to a 63% interest in the mining and mineral rights held by the Company at its Aukam site. The Company will retain a minimum of 37% after having purchased the 10% interest held by its local partner as set forth in Item 5 below.

Upon the Joint Venture agreement with “Micron Investments PTY, Ltd (Micron)” which signed on June 8, 2015, the Micron pays to the Company a minimum of $180,000 over the length of the Farm-Out period  , and the Company has received for the amount of $59,991 in 3rd quarter, 2015. The Farm-out period is until (i) investing the Farm-out amount of $1.1 million in cash or (ii) the completion of the Plant and Infrastructure set up and (iii) government authorization to begin commercial operations.

In July, 2015 Micron was acquired by Caribou King Resources, Ltd.

Note 11 – DEPOSIT

Upon the Joint Venture agreement with “Micron Investments PTY, Ltd (Micron)” which signed on June 8, 2015, Micron will provide funding to the Company to develop joint venture project. The Company has received to date a total of $59,991 deposit to allow the Company to renew its Aukam lease and pay certain operational expenses.

Note 12 - SUBSEQUENT EVENTS

ASC 855, “Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. During these periods, the Company did not have any material recognizable subsequent events required to be disclosed other than those disclosed in this note to the unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2015.

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

Plan of Operations

Next Graphite, Inc. (the “Company”) entered into a Joint Venture Agreement (“JVA”) with Micron Investments Pty. Ltd. (“Micron”) on June 8, 2015, which was subsequently amended on July 10 and July 17, 2015, as set forth under Item 5 below. Pursuant to the JVA, as amended, the Company and Micron are to enter into a Farm-Out Agreement which the Company expects to be completed by December 15, 2015. The JVA and Farm-Out Agreement will require Micron to pay $1.1 million to build and operate a graphite processing plant and in exchange, Micron will receive, upon achievement of milestones, up to a 63% interest in the mining and mineral rights held by the Company at its Aukam site. The Company will retain a minimum of 37% after having purchased the 10% interest held by its local partner as set forth in Item 5 below.

In July, 2015 Micron was acquired by Caribou King Resources, Ltd.

Execution of the Farm-Out Agreement and commencement of revenue generating activities are contingent on the Company obtaining approval of the Namibian government to renew its EPL 3895. Renewal is anticipated to occur by November 30 2015.

The JVA calls for Micron and the Company to begin the processing approximately 140,000 tonnes of existing graphite tailings, and develop three existing adits as well as other locations on the Company’s 93,000 acre Aukam site. Engineering and research are currently being conducted on the adits.

3

The JVA also calls for the plant to process up to 5,000 tonnes per year. Initial production is anticipated to commence in the Q3-Q4 2016 timeframe. However, the JVA is currently in discussions with off-takers to buy some of its unrefined graphite in Q1 2016.

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

Operating expense. Operating expenses were $200,545 and $295,729 for the three and nine months ended September 30, 2015, respectively, compared to $754,182 and $1,282,286 for the three and nine months ended September 30, 2014, respectively. The decrease in expense for both periods is due to legal costs incurred during 2014 in conjunction with the agreement with Wall Street Relations, Inc. who are engaged to provide various advisory services

Other expenses. Other expenses were $7,042 and $71,274 for the three and nine months ended September 30, 2015, respectively, compared to $0 for the both the three and nine months ended September 30, 2014. It is primarily to due to changes in value of derivative, debt discount amortization and interest expense.

Change in value of derivative. The change in value of derivative as a non-cash expense of $19,388 and ($4,866) for the three and nine months ended September 30, 2015, respectively. This compares to $0 for the both the three and nine months ended September 30, 2014. These adjustments result from periodic valuation adjustments related to fluctuations in our stock price for convertible notes issued in connection with the Convertible Notes issued in our private placement Changes in the value of our derivative are non-cash and do not affect the core operations of our business or liquidity.

Debt discount amortization. Debt discount amortization expenses were $24,250 and $62,221, of non-cash expenses for the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, debt discount amortization expense was $0. It is primarily related to the periodic amortization of issuance costs associated with the Convertible Notes.

Interest expense. Interest expenses relates to interest accrued from convertible note payable and note payable for the respective periods. Such amounts were $2,163 and $4,187 for the three and nine month periods ended September 30, 2015, respectively. This compares to $0 for the both the three and nine month periods ended September 30, 2014.

4

Liquidity and Capital Resources

For the nine months ended September 30, 2015, our cash used in operations was $129,095, which was primarily due to increase of accounts payable. As of September 30, 2015, our cash balance was $16,774.

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

5

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

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Next Graphite, Inc.

Date: November 24, 2015	By:	/s/ Charles Bream
	Name:	Charles Bream
	Title:	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

 7