Form 10-K
period 2015-12-31
Next Graphite, Inc.
filed 2016-04-14
CIK 1563315

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

As of June 30, 2015, the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and none-voting common stock held by non-affiliates of the registrant was approximately: $1,000,228.54 at $0.02 per share, based on the closing price on the OTCQB.

As of April 11, 2016, there were outstanding 50,411,443 shares of the registrant’s common stock, $.0001 par value.

Documents incorporated by reference: None.

Next Graphite, Inc.

Form 10-K

PART I

ITEM 1.	BUSINESS

Corporate History

Next Graphite, Inc. (the “Company”) was incorporated under the name Zewar Jewellery, Inc. on September 26, 2012 in the State of Nevada. The business plan of the Company was originally to operate as an on-line imitation jewelry retailer. Immediately after the completion of the Share Exchange, as such term is defined below, the Company discontinued its on-line imitation jewelry business and changed its business plan to exploration and development of the area under Exclusive Prospecting License 3895 in the Bethanien District Namibia. Effective December 16, 2013, the Company changed its name to Next Graphite, Inc.

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

Stock Purchase Option Agreement

On November 14, 2013, AGI entered into a Stock Purchase Option Agreement (the “Option Agreement”) with NMC Corp., a corporation organized under the laws of the Province of Ontario, Canada (“NMC”), whereby NMC granted to AGI an option to purchase 90 ordinary shares, par value one Namibian dollar per share, of Gazania Investments Two Hundred and Forty Two (Proprietary) Limited, a corporation organized under the laws of the Republic of Namibia ("Gazania"), representing 90% of the issued and outstanding shares of Gazania, for $240,000. NMC had entered into an option agreement dated March 29, 2013, as amended on November 4, 2013 (the “Centre Agreement”), with Centre for Geoscience Research CC (formerly known as “Industrial Minerals and Rock Research Centre CC”), a company organized under the laws of the Republic of Namibia ("Centre"), whereby Centre agreed to transfer to Gazania 100% undivided interest in the Exclusive Prospecting License No. 3895 known as AUKAM originally issued to Centre by the government of the Republic of Namibia on April 4, 2011 and renewed on April 4, 2013 (the “License”). The License grants the right to conduct prospecting operations, bulk sampling and pilot production in the license area called AUKAM located in southern Namibia in the Karas Region within the Bethanien district. The License area covers about 96,000 acres. AUKAM is the only mine in Namibia that has produced graphite and is situated in the license area. The ore body lies on the eastern slope of a prominent range of hills, which rises 120 to 150 meters above the level of the surrounding alluvial-covered valleys. The country rock consists almost entirely of grayish, medium-to-coarse grained granite and gneissic rocks of the Namaqualand Metamorphic Complex. The License applies to “base and rare metals” and “industrial minerals” and Gazania is the only party licensed to conduct mining operations of this type in the area. The transfer of the License to Gazania was approved by the Ministry of Mines and Energy of the Republic of Namibia on February 25, 2014.

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

Stock Split

On December 16, 2013, a 7.8-for-1 forward stock split of the Company’s issued and outstanding Common Stock was effected (the “Stock Split”). As a result of the Stock Split, 9,602,569 shares of common stock issued and outstanding immediately before the Forward Split increased automatically, and without any further action from the Company’s stockholders, to 74,900,039 shares of common stock. The authorized number and par value of common stock were unchanged.

Issuance of Common Stock

On January 1, 2015, the Company issued 300,004 shares of its Common Stock to a service provider in exchange for services pursuant to a board consent dated April 5, 2015.

Private Placement of Secured Convertible Notes

On October 2, 2014, the Company sold and issued to an accredited investor a secured convertible promissory note in the principal amount of $100,000 (the “2014 Note”), which was due and payable on December 31, 2015 and accrued interest at the rate of 5% per annum and has a default interest rate of 7%. In addition, all or any outstanding amount of the 2014 Note was convertible one year from the date of this Note at the Holder’s discretion into the Company’s Common Stock at a 25% discount to the market price of the Company’s Common Stock at the time of conversion. This note has not been converted. Although the note has passed its maturity date, the lender has agreed for the note to continue accruing interest at the annual rate until the note is paid in full.

The foregoing descriptions of the 2014 Note are qualified in their entirety by reference to the provisions of the 2014 Note, which is included as Exhibit 4.2 to this Report and are incorporated by reference herein.

On June 10, 2015, the Company issued a convertible note payable with an interest rate of 8.0% per annum in the amount of $28,000. The outstanding balance and any accrued interest was due on March 13, 2016. The note was convertible at the holder’s discretion into shares of the Company’s Common Stock at the date of exercise using three days lowest stock price average times 61 percent discount. On December 11, 2015, the note was paid in full and retired.

Issuance of Non-Convertible Notes

On February 10, 2015, the Company issued a secured promissory note with a principal amount of $24,000 to Iron Grid Ltd. This note had a maturity date of July 31, 2015 and accrued interest at 5% per annum. This note is secured by the assets of the Company and has a default interest rate of 7%. Although the note has passed its maturity date, the lender has agreed for the note to continue accruing interest at the annual rate until the note is paid in full.

On March 31, 2015, the Company issued a secured promissory note with a principal amount of $10,000 to Pacific Seaboard Investments Ltd. This note had a maturity date of September 30, 2015 and accrued interest at 5% per annum. This note is secured by the assets of the Company and has a default interest rate of 7%. Although the note has passed its maturity date, the lender has agreed for the note to continue accruing interest at the annual rate until the note is paid in full.

On July 8, 2015, the Company issued an unsecured promissory note with a principal amount of $2,500 to Charles C. Bream, our Chief Executive Officer. This note had a maturity date of September 18, 2015 and accrued interest at 7% per annum and has a default interest rate of 8%. Although the note has passed its maturity date, the lender has agreed for the note to continue accruing interest at the annual rate until the note is paid in full.

On July 8, 2015, the Company issued an unsecured promissory note with a principal amount of $2,500 to Michael Doron, the Chairman of our Board of Directors. This note had a maturity date of September 18, 2015 and accrued interest at 7% per annum and has a default interest rate of 8%. Although the note has passed its maturity date, the lender has agreed for the note to continue accruing interest at the annual rate until the note is paid in full.

On August 24, 2015, the Company issued an unsecured promissory note with a principal amount of $1,500 to Charles C. Bream. This note had a maturity date of November 24, 2015 and accrued interest at 7% per annum and has a default interest rate of 8%. Although the note has passed its maturity date, the lender has agreed for the note to continue accruing interest at the annual rate until the note is paid in full.

Issuance of Warrants

On May 28, 2015, the Company issued a warrant to a service provider in exchange for services to purchase 150,000 shares of the Company’s Common Stock with an exercise price of $0.011 and a term of five years.

On May 28, 2015, the Company issued a warrant to a service provider in exchange for services to purchase 125,000 shares of the Company’s Common Stock with an exercise price of $0.011 and a term of five years.

On May 28, 2015, the Company issued a warrant to a service provider in exchange for services to purchase 25,000 shares of the Company’s Common Stock with an exercise price of $0.011 and a term of five years.

On May 28, 2015, the Company issued a warrant to a service provider in exchange for services to purchase 200,000 shares of the Company’s Common Stock with an exercise price of $0.011 and a term of five years.

On May 28, 2015, the Company issued a warrant to a service provider in exchange for services to purchase 2,255,000 shares of the Company’s Common Stock with an exercise price of $0.011 and a term of five years.

On June 16, 2015, the Company issued a warrant to a service provider in exchange for services to purchase 2,000,000 shares of the Company’s Common Stock with an exercise price of $0.008 and a term of five years.

On July 8, 2015, the Company issued a warrant to purchase 25,000 shares of its Common Stock with a five year term and an exercise price of $.005, to a service provider in connection with an unsecured promissory note issued by the Company to our Chief Executive Officer in the amount of $2,500 on July 8, 2015.

On July 8, 2015, the Company issued a warrant to purchase 25,000 shares of its Common Stock with a five year term and an exercise price of $.005, to a service provider in connection with an unsecured promissory note issued by the Company to our Chairman in the amount of $2,500 on July 8, 2015.

On August 24, 2015, the Company issued a warrant to purchase 10,000 shares of its Common Stock to a service provider in connection with an unsecured promissory note issued by the Company to our Chief Executive Officer in the amount of $1,000 on August 24, 2015. The warrant has an exercise price of $.011 and a term of five years.

Company’s Corporate Structure

Gazania Investments Two Hundred and Forty Two (Proprietary) Limited is now a 100% wholly-owned Namibia subsidiary of African Graphite, Inc. AGI is a 100% wholly-owned Nevada subsidiary Next Graphite, Inc., also a Nevada corporation.

Going concern

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, it has $15,563 in cash, has losses and an accumulated deficit, and a working capital deficiency. The Company does not currently have any revenue generating operations. These conditions, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

Management believes they will have sufficient funds to support their business based on the following: (a) the joint venture agreement signed in June 2015 which calls for our joint venture partner to provide cash payments to the Company, cover certain operating expenses, and build a processing facility; (b) revenues derived from purchase orders called for in a non-binding letter of intent with an off taker signed by our joint venture partner in March 2016; and (c) the ability to raise additional funds needed to support our business plan. Management intends to seek new capital from owners and related parties to provide needed funds, as necessary. However, there can be no assurance that the Company can raise any additional funds, or if it can, that such funds will be on terms acceptable to the Company.

Aukam Processing & Preliminary Economic Report

On February 18, 2015, an outside geologist consultant prepared and issued a preliminary report that addresses the building requirements for an overall processing circuit facility on site that would adequately accommodate the processing of Aukam graphite, initially its tailing heaps. The report states that there are conceptual resources of about 4 million tonnes of graphite from hydrothermal source on the site. As reported by the Company in August of 2014, its 500 tonne bulk sampling program extracted from on site mine dumps a total of 150 tonnes of high grade lumps, at a 3:1 lump to waste ratio with an average grade of 42% graphite. The majority of the graphitic lumps ranged in purity from 40-80% graphite, and a residual 350 tonnes of lesser grade material graded an average of 34% graphite. In December 2014, the Company reported additional testing at Gecko Laboratories, Namibia, including industry –standard flotation tests that reported the flotation characteristics of its lump graphite that influenced the Company’s plant design. The tests were conducted on 1,763 pounds of composite samples drawn from the 150 tonnes of pre-screened graphitic lump, residual and waste material. Flotation tests carried out on samples and then tested for purity and grade demonstrated a 212-micron grind was the optimal size for flotation, and delivered a result of 97.1 % pure graphite after a single, rough float. An average of 96.2 % graphite was recorded in the concentrates across all samples including waste material.

Below is a brief summary of the biographical information of our geologist consultant, Mr. Flint, is set forth below:

Mr. Ian Flint holds a PhD in Mining and Mineral Processing Engineering from the University of British Columbia, and a Master of Science degree in Metallurgical Engineering and Bachelor of Science degree in Geological Engineering, both from the University of Toronto. He has 24 years of graphite experience, including geology, test work, pilot plants, circuit design, mine development, purchasing, management, marketing and service as a public company corporate director. Mr. Flint is currently on a project for Elcora Resources Corp. (TSXV: ERA), and he has previously worked on projects for companies such as the Graphene Corporation, Dalhousie, Integrated Carbonics, Quinto, Bissett Creek, Mount Cameron Minerals, Worldwide Graphite (Superior), Farrell, Crystal Graphite, Victoria Graphite, CalGraphite. Mr. Flint has served on the Board or Advisor to several mining and graphite companies including; The Graphene Corporation, Dalhousie, Integrated Carbonics, Quinto, Bissett Creek, Mount Cameron Minerals, Worldwide Graphite (Superior), Farrell, Crystal Graphite, Victoria Graphite, CalGraphite.

New Business Relationships

In June 2015 the Company entered into a Joint Venture Agreement (“JVA”) with CKR Carbon Corporation (“CKR”; which acquired the Company’s original JV partner, Micron Investments Pty. Ltd]. It requires our joint venture partner to provide the Company with $180,000 in cash, to spend $1.1 million dollars towards building a graphite processing plant, and to cover all plant operational expenses for the first five months of commercial operations. In exchange, our partner will receive, upon achievement of certain milestones, up to a 63% interest in the mining and mineral rights held by the Company.

In March 2016, our JV partner signed a Letter of Intent for the joint venture to supply 5,000 tonnes of unrefined graphite from our Aukam site, with first shipment of 2,000 - 3,000 tonnes targeted for July 2016. Discussions with other off takers are taking place for additional sales. Revenues will be split on a fully farmed-out basis (63% CKR / 37% Next), as the joint venture partner will be putting up the required capital.

Our Business

Next Graphite, Inc. is an exploration development stage company targeting the growing global graphite production industry with the Company's 96,000-acre African-based Aukam Graphite Project. The Aukam Graphite Mine was established in 1940 in the current Republic of Namibia, and has produced USD $30 million of graphite at today's prices. The Aukam property is estimated to still contain a significant amount of high grade, vein type graphitic material. Global graphite demand is being driven by the development of new markets for clean and efficient energy alternatives, smart grid infrastructure and military capabilities. Next Graphite has immediately available, surface dumps, which contains large quantities of high-grade graphite lumps. The Company also believes that it can offer competitive projected mining and processing costs.

Location of the Project and Infrastructure

The Aukam Graphite Mine is located in southern Namibia in the Karas region within the Betanie district 169 km from the port of Luderitz. The nearest town of Aus is some 87 km away by road. The license area spurns about 96,000-acre stratiform base metal that form part of the Namaqualand meta-sedimentary sequence.

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

Geology

The Aukam Graphite Mine is the only mine in Namibia that has produced graphite. The ore body lies on the eastern slope of a prominent range of hills which rises 120 to 150 meters above the level of the surrounding sand covered valleys. The country rock consists almost entirely of grayish, medium- to coarse grained granite and gneissic rocks of the Namaqualand Metamorphic Complex.

The graphite-bearing shear zone, which strikes east-west, is about 50-150 m wide and is traceable over a distance of some 350 m. The graphite, which is of the fine-flaky to lumpy type, usually contains malachite specks, while sulphur occurs along cracks. The graphite veins are flanked by a pale green, highly epidotized and kaolinized granite that is soft and highly decomposed. Parallel stringers of ferruginous and micaceous talcose material are associated with the veins.

Graphite deposit in the Aukam Graphite Mine

●	The best quality graphite is located in the central lode and was initially worked by opencast mining along the slope, as the softness of the rocks in this area greatly facilitated mining operations. The excavation, which now measures 45 by 35 m, was later supplemented by two adits sited further downhill along the same lode, and a third was developed above the opencast pit. The lowermost tunnel is about 120 m long. Large-scale sloping from these adits yielded several thousand tons of graphite. The deposits were mined from 1940 to 1956 when the workings were interrupted by fire. Production was resumed in 1964 and ceased in 1974.

Graphite occurs as veins and lenses in the East-West striking vertical zone, 10m wide and 350m long. At the bottom of the hill it disappears underneath the sand cover, whereas near the summit it peters out. The zone comprises three parallel lodes. Veins, lenses and pockets of ore, several meters wide, dip 70o to 90o to the south. There are nine major vein lodes are on the site, all which have characteristics of being well-mineralized.

The Industry

The global graphite market was valued at $15.06 billion in 2014 and it is expected to grow at a CAGR of 4% during the period 2015 - 2020. The major drivers behind the growth of the graphite market include increasing use of high-end graphite in batteries, the growing demand of graphite in the steel industry, and increasing use of graphite in the automotive industry. At the same time, increase in electric vehicle ownership is expected to propel the lithium-ion market. The commercial acceptance of graphene is anticipated to provide further opportunities for the graphite market in near future.

There is no shortage of generic graphite and lower quality forms of graphite. The mineral is common and exposed in rocks covering hundreds of square kilometers in many areas of the world. Unlike the graphite at the Company’s site, generic graphite has limited uses.

High-End Lump Graphite

Next Graphite’s Aukam site contains a rare mixing of geothermal waters providing naturally precipitated graphite as solid carbon with a highly perfect crystallinity. The result is a special form of graphite known as “lump” or vein.

Aukam’s high-end, clean Lump Graphite with a low sulphur content is available in only a few locations worldwide, including our Aukam site in Namibia, and in Sri Lanka.

Lump Graphite Prices, Supply and Demand

The Lump Graphite market is extremely illiquid. In 2015 a total of 8,000 tonnes of lump graphite was produced and sold into the market. Lump Graphite production has declined significantly from 34,000 tonnes in 1935 to 8,000 tonnes today. This has made this type of graphite extremely valuable to end users that desire this type of graphite for their value added manufacturing supply chain. The price of Lump Graphite has been relatively stable in 2015 depending on the purity and flake size distribution and has ranged between USD $2,200 / tonne - USD $3,500 / tonne.

The statements made in this section, “The Industry,” reflect management opinions and beliefs based on the information obtained from a variety of sector and industry sources.  These include but are not limited to: IM Graphite Report, Angel Publishing, Industrial Minerals Magazine, RR Market Research, and the U.S. Geological Survey of Mineral Commodity Summaries.

Our Strategy

As mentioned, the Company has entered into a Joint Venture to re-launch mining production and on-site processing at an estimated cost, from inception through plant completion, of approximately $3,000,000, with almost $1,300,000 of that now coming from our Joint Venture partner. The completed, re-opened mine will initially be targeting an estimated 5,000 tonnes of annual production of processed-graphite. This will be preceded by the sale of unprocessed graphite to generate necessary pre-plant revenues.

In 2014, we conducted the following pre-production activities: the transfer of the mining license to Next Graphite Inc.; (i) initial testing of the Aukam Graphite Mine samples and the compilation of its initial geological report; (ii) process testing of surface graphite samples from on-site tailings; preparation of an Environmental Impact Assessment report; (iii) application for a Mining License for extraction; (iv) preliminary drilling and advanced product testing; preliminary economic analysis based on our findings and a scoping study that details the engineering for production, mining design, flowchart and operations and (v) construction planning for a small-scale processing facility; and continuing public company governance, overhead & professional services.

In 2015 we conducted the following additional pre-production activities: (i) concluded a 25-tonne Underground Bulk Sampling Program; (ii) delivered 1,000kg lower adit samples for testing, processing and customer review; (iii) reported up to 96% natural, lump, vein graphite grade from our aforementioned bulk sampling program. Favorable testing results indicated: (a) that the average grade of samples is 35.6% carbon as graphite (Cg); (b) that this graphite is upgradeable to approximately 50% by screening and sorting; (c) that it is further upgradeable to commercial grade (+96%) by dual flotation and mild acid wash and (d) that even further optimization is possible. As a result of this testing, the Company believes it is the only site for high-grade lump, crystalline vein graphite outside of Sri Lanka.

Recent Developments

In February of 2016, the Company received a Conditional Renewal of its exclusive prospecting license from the Namibian Ministry of Mines and Energy. As set forth above, our Joint Venture Partner Signed a non-binding Letter of Intent in March of 2016 to supply 5,000 tonnes of unrefined graphite from our Aukam site, with the first shipment of 2,000 - 3,000 tonnes targeted for July of 2016.

Market, Customers and Distribution Methods

Although there can be no assurance, large and well-capitalized markets are readily available for all industrial minerals, metals and precious metals throughout the world. A very sophisticated futures market for the pricing and delivery of future production also exists. The price for metals and minerals is affected by a number of global factors, including economic strength and resultant demand for metals and minerals for production, fluctuating supplies, mining activities and production by others in the industry, and new and or reduced uses for subject metals and minerals.

The mining industry is highly speculative and of a very high-risk nature. As such, mining activities involve a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Few mining projects actually become operating mines. The mining industry is subject to a number of factors, including intense industry competition, high susceptibility to economic conditions (such as the price of metal, foreign currency exchange rates, and capital and operating costs), and political conditions (which could affect such things as import and export regulations, foreign ownership restrictions). Furthermore, the mining activities are subject to all hazards incidental to mineral exploration, development and production, as well as risk of damage from earthquakes, any of which could result in work stoppages, damage to or loss of property and equipment and possible environmental damage. Hazards such as unusual or unexpected geological formations and other conditions are also involved in mineral exploration and development.

Our methods of distributing our mined graphite will in part be dictated by what our initial drilling activities indicate relative to quality, quantity, concentration and cost of extraction. We plan to market our graphite via off-takes, to graphite distributors, traders and other companies that market graphite from more than one mining company.

The Company’s costs of operation will also be largely influenced by the factors noted above such as quality, quantity, concentration, and cost of extraction. Based on our initial planned small-scale operation, the cost to build our processing plant are estimated to be approximately $1,100,000 and is planned to be provided by our Joint Venture partner. We anticipate the Company’s on-going costs of operation will be relatively low given our low Namibian labor costs and low extraction costs based on testing to date.

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

The Company has an Exclusive Prospecting License. We will be required to comply with the foregoing government regulations. An Environmental Impact Analysis was prepared and accepted by the Namibia Ministry of Environment and Tourism on September 22, 2014. In February 2016 Next Graphite received a Conditional Renewal of its exclusive prospecting license from the Namibian Ministry of Mines and Energy; The final step in obtaining Formal Renewal is for the Ministry to give approval to Next Graphite’s “Proposal for Fulfilling Ministry of Mines and Energy Conditions of Renewal of EPL 3895”. We believe this approval will be given by, June 2016. The Company will then be issued the formal renewal of its EPL 3895 license. However, there can be no assurance that the issuance of the approval will occur as anticipated or at all.

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

Employees

As of December 31, 2015, the Company and its subsidiaries had no employees. The Company utilizes the services of consultants and advisors. These include its principal executive officer, chief financial officer, geological personnel, accountants, and attorneys. Some of these positions, especially those of a technical nature, may be converted to employment if and when the Company's business requires and resources permit.

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

The Company possesses the license to the Aukam Graphite Project allowing for prospecting operations, bulk sampling and pilot production (subject to ministry approval) in the license area, which expired on April 3, 2015. We submitted our application for an extension to our current Exploratory License on March 13, 2015 and are confident of it being renewed, given that on February 4 2016, the Company received a Conditional Renewal of its exclusive prospecting license from the Namibian Ministry of Mines and Energy The exploration license will be followed by a mining license, which cost is dependent on a number of variables that the Namibian Ministry of Mines will determine. We do not expect that the mining license will exceed $20,000 in annual cost. While the Namibian government has an interest in the license area being developed and the Company believes that it will be able to obtain necessary extensions on the prospecting license and grant of a mining license required to recommence mining operations, there can be no assurance that the Company will be able to secure the renewal of the prospecting license or grant of a mining license on terms satisfactory to it, or that governments having jurisdiction over the Aukam Graphite Project will not revoke or significantly alter such license or other tenures or that such license and tenures will not be challenged or impugned.

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

The SEC has adopted regulations that generally define "penny stock" to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of the Company’s common stock may be below $5.00 per share and therefore may be designated as a "penny stock" according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell such shares and may affect the ability of investors to sell their shares. In addition, since the Company’s common stock is currently quoted on the OTCQB, investors may find it difficult to obtain accurate quotations of the stock and may find few buyers to purchase the stock or a lack of market makers to support the stock price.

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

The Company’s direct 100% owned subsidiary Gazania owns a 100% undivided interest in the exclusive prospecting license No. 3895 known as AUKAM originally issued to Centre by the government of the Republic of Namibia on April 4, 2011 and renewed on April 4, 2013 (the “License”). The License grants the right to conduct prospecting operations, bulk sampling and pilot production in the license area called AUKAM located in southern Namibia in the Karas Region within the Betaine district. The license area covers 96,000 acres. In February 2016, Next Graphite received a Conditional Renewal of its exclusive prospecting license from the Namibian Ministry of Mines and Energy; The final step in obtaining Formal Renewal is for the Ministry to give approval to Next Graphite’s “Proposal for fulfilling Ministry of Mines and Energy conditions of renewal of EPL 3895.” We believe this approval will be given by May of 2016. The Company then expects to be issued the formal renewal of its license EPL 3895. However, there can be no assurance that the issuance of the approval will occur by May, 2016 or at all.

In June 2015, Next acquired the remaining 10% ownership rights of the 96,000 acre Aukam property and graphite mine from the Centre for Geoscience Research CC pursuant to a purchase agreement (the “Purchase Agreement”) with Gazania Investments Two Hundred and Forty Two Ltd., and Centre for Geosciences Research Close Corporation, dated August 6, 2015. As a result of this acquisition, the Company now has 100% ownership rights to the prospecting license to the Aukam property. A copy of the Purchase Agreement is filed herewith as Exhibit 10.6.

The property is named after the Aukam Farm where it is located. A land use and royalty agreement was reached with the landowner on July 15, 2014, inclusive of land lease, boring and trenching and water usage compensation, and gross royalties once mining commences Under the laws of Namibia, the grant of a mining license guarantees access to the land where a mineral deposit is located.

The Company entered into a leasehold interest to the land covering the Aukam graphite project with what it considers to be financially sound terms. An unrelated party, with whom the Company has a leasehold interest, owns the land lot on which the Aukam Graphite project is located. The leasehold makes provisions for the Company to conduct its operations. Under the laws of Namibia, the grant of a mining license guarantees access to the land where a mineral deposit is located. The financial terms of such access are, and have been negotiated directly with the landowner.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On August 25, 2014, the Company filed a complaint in the Supreme Court of the State of New York in Nassau County against Wall Street Relations, Inc. (“WSR”). On March 20, 2014, the Company entered into a consulting agreement (the “Consulting Agreement”) with WSR, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 20, 2014. Under the Consulting Agreement, WSR agreed to provide to the Company public relations, communications, advisory and consulting services for fees of $500,000 (the “Fees”). For the services to be rendered under the Consulting Agreement, the Company paid to WSR $500,000 in cash. On June 20, 2014, the Company terminated the Consulting Agreement because the Company believed that WSR failed to perform its obligations under the Consulting Agreement. The Company therefore terminated the Consulting Agreement and demanded WSR’s repayment of the Fees but to no avail. The Company’s claim against WSR seeks, among other things, monetary damages of $500,000 and interests, costs and attorney’s fees. The Company’s attorney’s handling this case have recently resigned on March 23, 2016, and the Company is in the process of entering into an engagement with a new firm to pursue this lawsuit. There has been no activity since the lawsuit was filed. The Company intends to vigorously prosecute its claims against WSR.

Other than the foregoing, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

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

For the periods indicated, the following table sets forth the high and low bid prices per share of Common Stock. The following quotations reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. There were no reported quotations for our common stock during the fiscal year 2013. The Company’s Common Stock did not trade until March 6, 2014.

Fiscal Year 2015	High	Low
First Quarter	$0.08	$0.02
Second Quarter	$0.08	$0.004
Third Quarter	$0.01	$0.004
Fourth Quarter	$0.01	$0.002

As of April 5, 2016, the last sale price reported on the OTCQB for the Company’s Common Stock was $0.05 per share.

As of April 5, 2016, we had approximately 62 shareholders of record. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Unregistered Sales of Equity Securities

Issuance of Common Stock

On January 1, 2015, the Company issued 300,004 shares of its Common Stock to a service provider in exchange for services pursuant to a board consent dated April 5, 2015.

Issuance of Convertible Notes

On October 2, 2014, the Company consummated a private placement of a secured convertible note of $100,000, which accrued interest at the annual rate of 5% and was be due on December 31, 2015. This note has not been converted. Although the note has passed its maturity date, the lender has agreed for the note to continue accruing interest at the annual rate until the note is paid in full.

On June 10, 2015, the Company issued a convertible note payable with an interest rate of 8.0% per annum in the amount of $28,000. The outstanding balance and any accrued interest was due on March 13, 2016. The note was convertible at the holder’s discretion into shares of the Company’s Common Stock at the date of exercise using three days lowest stock price average times 61 percent discount. On December 11, 2015, that note was paid in full and retired.

Issuance of Warrants

On May 28, 2015, the Company issued a warrant to a service provider in exchange for services to purchase 150,000 shares of the Company’s Common Stock with an exercise price of $0.011 and a term of five years.

On May 28, 2015, the Company issued a warrant to a service provider in exchange for services to purchase 125,000 shares of the Company’s Common Stock with an exercise price of $0.011 and a term of five years.

On May 28, 2015, the Company issued a warrant to a service provider in exchange for services to purchase 25,000 shares of the Company’s Common Stock with an exercise price of $0.011 and a term of five years.

On May 28, 2015, the Company issued a warrant to a service provider in exchange for services to purchase 200,000 shares of the Company’s Common Stock with an exercise price of $0.011 and a term of five years.

On May 28, 2015, the Company issued a warrant to a service provider in exchange for services to purchase 2,255,000 shares of the Company’s Common Stock with an exercise price of $0.011 and a term of five years.

On June 16, 2015, the Company issued a warrant to a service provider in exchange for services to purchase 2,000,000 shares of the Company’s Common Stock with an exercise price of $0.008 and a term of five years.

On July 8, 2015, the Company issued a warrant to purchase 25,000 shares of its Common Stock with a five year term and an exercise price of $.005, to a service provider in connection with an unsecured promissory note issued by the Company to our Chief Executive Officer in the amount of $2,500 on July 8, 2015.

On July 8, 2015, the Company issued a warrant to purchase 25,000 shares of its Common Stock with a five year term and an exercise price of $.005, to a service provider in connection with an unsecured promissory note issued by the Company to our Chairman in the amount of $2,500 on July 8, 2015.

On July 8, 2015, the Company issued a warrant to purchase 25,000 shares of its Common Stock to a service provider in connection with an unsecured promissory note issued by the Company to our Chairman in the amount of $2,500 on July 8, 2015.

On August 24, 2015, the Company issued a warrant to purchase 10,000 shares of its Common Stock to a service provider in connection with an unsecured promissory note issued by the Company to our Chief Executive Officer in the amount of $1,000 on August 24, 2015. The warrant has an exercise price of $.011 and a term of five years.

On August 24, 2015, the Company issued a warrant to purchase 10,000 shares of its Common Stock to a service provider in connection with an unsecured promissory note issued by the Company to our Chief Executive Officer in the amount of $1,000 on August 24, 2015.

The foregoing issuances of the Company’s securities described herein were effectuated pursuant to the exemption from the registration requirements of the 1933 Act provided by Section 4(2) of the Act and Rule 506(b) of Regulation D promulgated thereunder.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal years ended December 31, 2015 and 2014.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

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

Plan of Operations

The Company entered into a Joint Venture Agreement (“JVA”) with Micron Investments Pty. Ltd. a private company based in Namibia (“Micron”) on June 8, 2015, which was subsequently amended on July 10 and July 17, 2015, as set forth under Item 1 above. Pursuant to the JVA, as amended, the Company and Micron agreed to enter into a Farm-Out Agreement, which the Company anticipates to be executed by June 2016. The JVA and Farm-Out Agreement require Micron to pay the Company $180,000 cash by the end of the Farm-Out period, and to pay $1.1 million to build and operate a graphite processing plant on the Company’s Aukam site, and to cover all related operational costs until 5 months after completion of the plant. In exchange, Micron will receive, upon achievement of certain milestones, up to a 63% interest in the mining and mineral rights held by the Company at its Aukam site. The Company plans to retain a minimum of 37% interest in the mining and mineral rights held by the Company its Aukam site, after having purchased the 10% interest held by its local partner. In June 2015, Next acquired the remaining 10% ownership rights of the 96,000 acre Aukam property and graphite mine from the Centre for Geoscience Research CC pursuant to a purchase agreement (the “Purchase Agreement”) with Gazania Investments Two Hundred and Forty Two Ltd., and Centre for Geosciences Research Close Corporation, dated August 6, 2015. As a result of this acquisition, the Company now has 100% ownership rights to the prospecting license to the Aukam property. A copy of the Purchase Agreement is filed herewith as Exhibit 10.6.

In July of 2015 Micron was acquired by CKR Carbon Corporation, a Canadian based corporation, formerly known as Caribou King Resources, Ltd. (“CKR”).

Construction of the processing facility is contingent on the Company obtaining final approval of the Namibian government to renew its EPL 3895 exploration license. Conditional Renewal was received in February 2016 and formal renewal is anticipated to occur by June 2016. Although the Company anticipates that formal renewal will occur as indicated there can be no assurance of this, and if not obtained the Company will not be able to proceed with the construction of the planned processing facility.

The JVA calls for CKR and the Company to begin processing immediately available surface dumps, which contain large quantities of high-grade graphite lumps, and develop its three existing adits as well as other locations on the Company’s 96,000 acre Aukam site. Favorable laboratory results were realized in 2015 and engineering and research continue on the adits and will be expanded elsewhere on the property.

The JVA also calls for the plant to process up to 5,000 tonnes of graphite tailings per year. Initial production is anticipated to commence in the first fiscal quarter of 2017.Moreover,, the Company’s JV partner, CKR, signed an LOI in early 2016 with an off-taker to buy some of its unrefined graphite over the course of the next year.

Prior to entering into the JVA, the Company was constrained by a lack of working capital. That situation could continue until the Company generates its first revenues. The Company anticipates that it will need to raise additional capital until then. There can be no assurance that such capital will be available to the Company when needed.

In 2015 we conducted the following additional pre-production activities: (i) Concluded a 25-tonne Underground Bulk Sampling Program; (ii) delivered 1,000 kg lower adit samples for testing, processing and customer review and (iii) reported up to 96% natural, lump, vein graphite grade from our aforementioned bulk sampling program. Favorable testing results indicated: (a) an average grade of samples is 35.6% carbon as graphite (Cg); (b) that this graphite is upgradeable to approximately 50% by screening and sorting; (c) it is further upgradeable to commercial grade (+96%) by dual flotation and mild acid wash; and (d) that even further optimization is possible. These results validate that the Company has the only site for high-grade crystalline vein graphite outside of Sri Lanka.

Recent Developments

In February 2016, the Company received a Conditional Renewal of its exclusive prospecting license from the Namibian Ministry of Mines and Energy. As set forth above, our Joint Venture Partner Signed a non-binding Letter of Intent in March of 2016 to supply 5,000 tonnes of unrefined graphite from our Aukam site, with the first shipment of 2,000 - 3,000 tonnes targeted for July of 2016.

The Company was constrained by a lack of working capital in 2015. However, it believes that sales orders commencing in July of 2016 for 2,000 – 3,000 tonnes, along with financial commitments of our JV partner, CKR, will provide the funding necessary for the Company to (a) build our initial 5,000 tonne/year processing facility, which the Company believes should be operational in the first fiscal quarter of 2017, (b) allow mining operations to commence in earnest, and (c) provide the Company with adequate working capital to sustain and build operations. However, there are no assurances that purchase orders will commence in July of 2016 or ever, or that plant construction will be completed on schedule, if at all.

Results of Operations

We did not have any revenues since inception. We realized a net loss of $420,543 and $1,646,269 for the years ended December 31, 2015 and 2014. Our operating expenses primarily consist of professional fees paid to outside consultants and interest expenses related to various notes payable and convertible debt for the years ended December 31, 2015 and 2014.

Liquidity and Capital Resources

As of December 31, 2015 and 2014, we had $15,563 and $17,878, respectively, in cash.

The Company does not currently have sufficient resources to cover ongoing expenses and expansion. Since August 29, 2013 (inception) to December 31, 2015, we consummated various private placements of our securities and convertible notes to assist in funding its working capital needs. We plan on raising additional funds from investors to implement our business model. In the event we are unsuccessful, this will have a negative impact on our operations.

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

Critical Accounting Policies

Going concern

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. We have $15,563 in cash with losses, an accumulated deficit, and a working capital deficiency. The Company does not currently have any revenue generating operations. These conditions, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

The Company's consolidated audited financial statements for the fiscal years ended December 31, 2015 and 2014, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

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

Management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we determined that, as of the end of the period covered by this report; our internal control over financial reporting was not effective based on those criteria.

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

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information as of April 14, 2016 concerning our directors and executive officers:

Name	Age	Position

Michael Doron	54	Chairman, Director and Secretary

Charles C. Bream	71	Director, President & Chief Executive Officer, Chief Financial Officer and Treasurer

Michael Doron, age 54, is an accomplished corporate leader with executive level experience in the financing of small to mid-cap private and public companies. Currently based in Stockholm, Sweden, he is also Managing Partner at DDR & Associates, a business development firm specializing in pre-IPO companies. Previously Mr. Doron was Co-Founder and a Partner in Evolution Capital, a private firm working in conjunction with DDR, and specializing in providing capital to publicly held companies using various debt instruments. He serves on the Board of Directors of MusclePharm Corp (NASDAQ: MSLP), and GASE Energy, Inc. (OTCQB: GASE). We believe that Mr. Doron’s qualifications and his extensive experience with emerging public companies provide a unique perspective for our board.

Charles C. Bream, age 71, is a seasoned executive, turnaround expert, and investor with over 30 years of experience leading companies in the telecommunications, computer, office products, and packaged goods sectors. He has managed public and private companies as president/CEO, has served as a senior executive at Fortune 500 corporations, and has worked in environments ranging in revenue from $1 million to over $15 billion. Mr. Bream was appointed President and CEO of Next Graphite, Inc. in November 2013. Prior to this he served as Senior Managing Director at a national specialty financial advisory services firm, and as Senior Managing Director at a turnaround and restructuring firm. Mr. Bream holds a B.S. in Electrical Engineering from the United States Naval Academy and earned an MBA from the Wharton School of Business, University of Pennsylvania. We believe that Mr. Bream’s qualifications and his extensive business experience position him well as our director and President/CEO.

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

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file.

Below is the information with respect to failures of directors, officers and/or beneficial owners of more than ten percent of any class of equity securities of the Company to timely file reports under Section 16(a) during fiscal year 2015:

Name	Form Type	Date of Reporting Event	Required Filing Date

Charles C. Bream III	Form 4	05/28/2015	05/30/2015
Charles C. Bream III	Form 4	06/16/2015	06/18/2015
Charles C. Bream III	Form 4	08/24/2015	08/26/2015
Charles C. Bream III	Form 4	07/8/2015	07/10/2015
Michael Doron	Form 4	05/28/2015	05/30/2015

ITEM 11.	EXECUTIVE COMPENSATION

The following is a summary of the compensation we paid to our executive officers, for the two fiscal years ended December 31, 2015 and 2014.

Summary Compensation Table

Name and Position	Year	Salary ($)	Stock Awards ($)	Option Awards	All Other Compensation	Total ($)
Charles C. Bream(1)	2015	$28,500	$385	-	-	$28,885
CEO, CFO and Director of the Company	2014	$51,500	$180,000	-	-	$231,500

(1)	Mr. Bream was appointed as the President/Chief Executive Officer, Chief Financial Officer and Director of the Company on November 14, 2013.

Compensation Discussion and Analysis

Overview

We intend to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

Consultant Agreements

On September 2, 2013, AGI and 360 Partners, LLC (the “Consultant”) entered into an independent consultant agreement for the service of Mr. Charles C. Bream, the principal of the Consultant as AGI’s President/Chief Executive Officer, Chief Financial Officer, Director and Treasurer for a term of six months. On November 14, 2013 he was appointed to the same positions at the Company. The agreement is automatically renewable for additional six months unless either party notifies the other at least 30 days prior to the end of the term of an intention to terminate. Under the original agreement, the Consultant was originally compensated with a monthly cash compensation of US$3,000, payable in arrears. The Consultant also received 38,462 shares of AGI’s common stock that were exchanged for approximately 300,004 shares of the Company’s common stock on November 14, 2103, which are not subject to any vesting conditions or subject to forfeiture which he deferred most of in 2015. The Consultant received an aggregate of $28,500 in cash as compensation pursuant to the aforementioned agreement and resolution.

On September 27, 2013 AGI and Michael Doron entered into an independent consultant agreement as AGI’s Chairman and Director for a term of six months. On November 14, 2013 he was appointed to the same positions at the Company. The agreement is automatically renewable for additional six months unless either party notifies the other at least 30 days prior to the end of the term of an intention to terminate. Under the agreement, Mr. Doron is compensated with a monthly cash compensation of US$1,000, payable in arrears. Mr. Doron also received 12,821 shares of AGI’s common stock that were exchanged for approximately 100,012 shares of the Company’s common stock on November 14, 2103, which are not subject to any vesting conditions or subject to forfeiture. Mr. Doron’s monthly cash compensation was increased to $1,500 effective May 1, 2014, per board resolution. He has deferred that compensation in 2015. In the fiscal year of 2014, Mr. Doron received an aggregate of approximately $15,500 in cash as compensation pursuant to the aforementioned agreement.

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

Director Compensation

The following table reflects the compensation of the directors (other than the named executive officers) including director fees and consulting fees for the Company’s fiscal years ended December 31, 2015 and 2014:

Name and Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards	All Other Compensation	Total ($)
Michael Doron(2)	2015	$15,500	$250	$-	-	$15,750
	2014	$10,223	$22,500	$-	-	$32,723

(1)	The amounts in these columns represent the compensation cost of stock awards granted during the fiscal year ended December 31, 2015 and 2014, except that these amounts do not include any estimate of forfeitures. The amount recognized for these awards was calculated based on the value of the stock awards at the time of vesting.
(2)	Mr. Doron was appointed as our Chairman and Director of the Company on November 14, 2013

The members of the Company’s Board of Directors, Charles C. Bream and Michael Doron, participated in the review, discussions and recommendations with respect to the Compensation Discussion and Analysis.

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

Name	Office	Shares Beneficially Owned(1)	Percent of Class(2)

Officers and Directors
Michael Doron(4)	Chairman, Director and Secretary	325,012	*

Charles C. Bream(3)	Director, CEO, CFO and Treasurer	4,590,004	*

All officers and directors as a group (2 persons named above)		4,915,016	*

5% Securities Holders

None.

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report 50,411,443, and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on 50,411,443 shares of the Company’s common stock outstanding.

(3)	Includes 300,004 shares of Common Stock and 4,290,000 shares of Common Stock issuable upon the exercise of warrants held by such holder held by 360 Partners, LLC, an entity in which Charles C. Bream is a Managing Partner.

(4)	Includes 100,012 shares of Common Stock held my Michael Doron and 225,000 shares of Common Stock issuable upon the exercise of warrants held by Alta Nordic, LLC, an entity in which Mr. Doron is the managing director.

Change in Control

As of the date of this report, there were no arrangements that may result in a change in control of the Company.

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

On September 2, 2013, AGI and 360 Partners, LLC (the “Consultant”) entered into an independent consultant agreement for the service of Mr. Charles C. Bream, the principal of the Consultant as AGI’s Chief Executive Officer, Chief Financial Officer, Director and Treasurer for a term of six months. Mr. Bream is the managing partner of 360 Partners, LLC (“360 Partners”). On November 14, 2013, Mr. Bream was appointed to the same positions at the Company. The agreement is automatically renewable for additional six months unless either party notifies the other at least 30 days prior to the end of the term of an intention to terminate. Under the agreement, the Consultant was originally compensated with a monthly cash compensation of US$ 3,000, payable in arrears. The Consultant also received 38,462 shares of AGI’s common stock that were exchanged for approximately 300,004 shares of the Company’s common stock on November 14, 2103, which are not subject to any vesting conditions or subject to forfeiture. In the fiscal year of 2014, the Consultant’s monthly cash compensation was increased to $6,500 effective May 1, 2014, per board resolution.

On July 8, 2015, 360 Partners was issued a warrant to purchase 25,000 shares of the Company’s Common Stock with a five year term and an exercise price of $.005. The warrant was issued pursuant to an unsecured promissory note with a principal amount of $2,500 issued on July 8, 2015 to Charles C. Bream. On August 24, 2015, 360 Partners was issued a warrant to purchase 10,000 shares of the Company’s Common Stock with a five-year term and an exercise price of $0.011. The warrant was issued pursuant to an unsecured promissory note with a principal amount of $1,000 issued on August 24, 2015 to Charles C. Bream. On June 16, 2015, the Company issued 360 Partners a warrant to purchase 2,000,000 shares of the Company’s Common Stock with a five-year term and an exercise price of $.008. The warrant was issued pursuant to a board consent dated June 16, 2015. On May 28, 2015, the Company issued a warrant to 360 Partners to purchase 2,255,000 shares of the Company’s Common Stock with an exercise price of $0.011 and a term of five years. The warrant was issued in exchange for services provided to the Company pursuant to a board consent dated May 28, 2015.

On September 27, 2013 AGI and Michael Doron entered into an independent consultant agreement as AGI’s Chairman and Director for a term of six months. On November 14, 2013 he was appointed to the same positions at the Company. The agreement is automatically renewable for additional six months unless either party notifies the other at least 30 days prior to the end of the term of an intention to terminate. Under the agreement, Mr. Doron is compensated with a monthly cash compensation of US$ 1,000, payable in arrears. Mr. Doron also received 12,821 shares of AGI’s common stock that were exchanged for approximately 100,012 shares of the Company’s common stock on November 14, 2103, which are not subject to any vesting conditions or subject to forfeiture. Mr. Doron’s monthly cash compensation was increased to $1,500 effective May 1, 2014, per board resolution. On July 8, 2015, Alta Nordic, LLC, an entity in which Mr. Doron is the managing director, was issued a warrant to purchase 25,000 shares of the Company’s Common Stock with a five year term and an exercise price of $.005. The warrant was issued pursuant to an unsecured promissory note with a principal amount of $2,500 issued on July 8, 2015 to Michael Doron. On May 28, 2015, the Company issued a warrant Alta Nordic, LLC to purchase 200,000 shares of the Company’s Common Stock with an exercise price of $0.011 and a term of five years. The warrant was issued in exchange for services provided to the Company pursuant to a board consent dated May 28, 2015.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following lists fees billed by the auditors for the Company, for the years ended December 31, 2015 and 2014:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2015	$22,500	-	-	-
2014	$18,720	-	-	-

●	Audit Fees. Represents fees for professional services provided for the audit of the Company’s annual financial statements and review of its quarterly financial statements, and for audit services provided in connection with other statutory or regulatory filings.

●	Audit-Related Fees. Represents fees for assurance and other services related to the audit of Company’s financial statements.

●	Tax Fees. Represents fees for professional services provided primarily for tax compliance and advice.

●	All Other Fees. Represents fees for products and services not otherwise included in the categories above.

In the event that we should require substantial non-audit services, the audit committee would pre-approve such services and fees.

PART IV

ITEM 15.	EXHIBITS

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

(b) Exhibits

Number	Description

2.1	Share Exchange Agreement (1)

3.1	Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (3)

3.3	By-Laws of the Company (2)

4.1	Specimen of Common Stock Certificate (4)

4.2	Form of Secured Convertible Note dated October 2, 2014(5)

4.3	Form of Secured Convertible Note dated February 10, 2015(5)

10.1	Form of Option Agreement by and between AGI and NMC (1)

10.2	Form of Subscription Agreement by and among the Company and investors (1)

10.3	Stock Purchase Agreement by and between AGI and Mohsin Mulla (1)

10.4	Independent Consultant Agreement by and between AGI and Michael Doron (1)

10.5	Independent Consultant Agreement by and between AGI and 360 Partners, LLC (1)

10.6	Purchase Agreement with Gazania Investments Two Hundred and Forty Two Ltd., and Centre for Geosciences Research Close Corporation, dated August 6, 2015 *

21.1	List of Subsidiaries (4)

31.1	Certifications of Charles C. Bream pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Charles C. Bream pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive data files pursuant to Rule 405 of Regulation S-T**

Footnotes:

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 20, 2013.

(2)	Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on December 5, 2012.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 18, 2013.

(4)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on April 15, 2014.

(5)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on April 15, 2014.

*	Filed herewith

**	Users of this data are advised pursuant to Rule 406T of Regulation S-X that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Next Graphite, Inc.

Date: April 14, 2016	By:	/s/ Charles C. Bream
	Name:	Charles C. Bream
	Title:	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name and Title	Date

/s/ Charles C. Bream	April 14, 2016
Charles C. Bream
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Doron	April 14, 2016
Michael Doron, Chairman and Director

Next Graphite, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Next Graphite, Inc.

We have audited the accompanying consolidated balance sheets of Next Graphite, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Next Graphite, Inc. as of December 31, 2015 and 2014, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anton & Chia, LLP

Newport Beach

April 14, 2016

NEXT GRAPHITE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$15,563	$17,878
Total current assets:	15,563	17,878

Total assets	$15,563	$17,878

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable	$206,303	$62,579
Accrued interest payable	8,413	1,251
Notes payable	76,167	-
Note payable - related party	6,000	-
Convertible note payable, net of debt discount of $10,152 and $52,751, respectively	111,667	47,249
Fair value of derivative liability - beneficial conversion feature	107,690	70,334
Deposits	60,491	-
Total current liabilities	576,731	181,413

Total liabilities	576,731	181,413

Stockholders’ deficit:
Preferred stock authorized 25,000,000 shares, $.0001 par value, no shares issued and outstanding at December 31, 2015 and December 31, 2014.	-	-
Common stock authorized 100,000,000 shares, $.0001 par value, 50,411,443 shares issued and outstanding at December 31, 2015 and December 31, 2014.	5,041	5,041
Additional paid-in capital	4,069,826	4,046,916
Accumulated deficit	(4,636,035)	(4,215,492)
Total stockholders' deficit	(561,168)	(163,535)

Total liabilities and stockholders' deficit	$15,563	$17,878

The accompanying notes are an integral part of these consolidated financial statements.

NEXT GRAPHITE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ending December 31,
	2015	2014

Net Sales	$-	$-

Operating expenses:
Professional fees	248,034	1,085,146
Stock based compensation	22,910	227,740
Selling, general, and administrative	51,243	74,549
Total operating expenses	322,187	1,387,435

Loss from operations	(322,187)	(1,387,435)

Other expenses:
Changes in fair value of derivative	(6,856)	-
Impairment loss on goodwill and intangible asset	-	(240,000)
Interest expense	(91,500)	(18,834)
Total other expenses, net	(98,356)	(258,834)

Net loss applicable to common shares	$(420,543)	$(1,646,269)

Net Loss Per Basic and Diluted Shares	$(0.00)	$(0.03)

Weighted Average Number of Common Shares Outstanding	$73,257,460	$50,016,068

The accompanying notes are an integral part of these consolidated financial statements.

NEXT GRAPHITE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

				Advance		Total
			Additional	Subscriptions		Stockholders'
	Common Stock		Paid-in	from	Accumulated	Equity
	Shares	Amount	Capital	Investor	Deficit	(Deficit)

Balance at December 31, 2013	74,900,039	$7,490	$2,565,327	$40,400	$(2,569,223)	$43,994

Common stock issued for cash	1,251,404	125	1,251,275	-	-	1,251,400
Advance subscriptions from investor	-	-	-	(40,400)	-	(40,400)
Cancelation of common stock	(25,740,000)	(2,574)	2,574	-	-	-
Stock compensation expense	-	-	227,740	-	-	227,740
Net loss	-	-	-	-	(1,646,269)	(1,646,269)

Balance at December 31, 2014	50,411,443	5,041	4,046,916	-	(4,215,492)	(163,535)

Stock compensation expense	-	-	22,910	-	-	22,910
Net loss	-	-	-	-	(420,543)	(420,543)

Balance at December 31, 2015	50,411,443	$5,041	$4,069,826	$-	$(4,636,035)	$(561,168)

The accompanying notes are an integral part of these consolidated financial statements.

NEXT GRAPHITE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ending December 31,
	2015	2014

Operating Activities:
Net loss	$(420,543)	(1,646,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for services	-	227,740
Impairment of goodwill and intangible assets	-	240,000
Stock based compensation	22,910	-
Interest expense - note payable	5,305	-
Interest expense - amortization of convertible note discount	61,775	18,834
Changes in fair value of convertible note	20,856	-
Changes in assets and liabilities:
Accounts payable and accrued liabilities	143,724	14,123
Net cash used in operating activities	(165,973)	(1,145,572)

Investing Activities:
Purchase of interest in Gazania	-	(150,000)
Net cash used in investing activities	-	(150,000)

Financing Activities:
Proceeds from issuance of convertible note	49,000	100,000
Advance subscriptions	-	(40,400)
Payments from retirement of convertible note	(28,000)	-
Proceeds from issuance of common stock	-	1,251,400
Proceed from issuance of note	76,167	-
Proceed from issuance of note to related party	6,000	-
Proceed from deferred license income	60,491	-
Net cash provided by financing activities	163,658	1,311,000

Net (decrease) increase in cash	(2,315)	15,428

Cash, beginning of Year	17,878	2,450

Cash, end of Year	$15,563	$17,878

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEXT GRAPHITE, INC.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

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

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred $4,563,276 in accumulated deficit since its inception, and has generated no operating revenue, which could raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements through equity financing and the success of future operations. These consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition, Deferred Revenue and Customer Deposits

The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. The Company did not have product sales for the years ended December 31, 2015 and 2014.

The Company received customer deposit for potential usage of Company’s license in the amount of $60,491 and $0 as of December 31, 2015 and 2014.

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

Goodwill and Intangible Assets

Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill is tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. Based on the impairment analysis, the Company recorded an impairment of $0 and $240,000 for the years ended December 31, 2015 and 2014, respectively.

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

The Company is not aware of any events or changes in circumstances during the years ended December 31, 2015 and 2014 that would indicate that the long-lived assets are impaired other than goodwill and intangible assets which were impaired in the amount of $240,000 for the year ended December 31, 2014.

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

NOTE 4 – FAIR VALUE MEASUREMENTS

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

As of December 31, 2015, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

Description	Level 1	Level 2	Level 3

Embedded derivative liabilities	$-	$-	$107,690

As of December 31, 2014, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

Description	Level 1	Level 2	Level 3

Embedded derivative liabilities	$-	$-	$70,334

NOTE 5 – ACCOUNTS PAYABLE

As of December 31, 2015 and 2014, the Company’s accounts payable was primarily made up of professional fees.

NOTE 6 – NOTES PAYABLE

The Company had the following notes payable as of December 31, 2015 and 2014:

		Interest	Balance at December 31,
Issuance Date	Maturity Date	Rate	2015	2014

February 10, 2015	February 9, 2016	5.0%	$24,000	$-
March 31, 2015	September 30, 2015	7.0%	10,000
December 3, 2015	February 29, 2016	10.0%	29,000	-
December 23, 2015	September 29, 2016	10.0%	20,500	-

Total			$83,500	$-

Original issuance discount			(7,333)

Total			$76,167	$-

The notes payable with the maturity date that has matured at the time the financial statements are issued continued to accrue interest and no default penalties were incurred. Interest expense for notes payable amounted to $1,625 and $0 for the years ended December 31, 2015 and 2014, respectively.

NOTE 7 – NOTE PAYABLE – RELATED PARTY

The Company had the following related party notes payable as of December 31, 2015 and 2014:

				Balance at December 31,
Description	Issuance Date	Maturity Date	Interest Rate	2015	2014

Michael J. Doron	July 8, 2015	September 8, 2015	7.0%	$2,500	$-
Charels C. Bream III	July 8, 2015	September 8, 2015	7.0%	2,500	-
Charels C. Bream III	August 24, 2015	November 23, 2015	7.0%	1,000	-

Total				$6,000	$-

The notes payable to related parties with the maturity date that has matured at the time the financial statements are issued continued to accrue interest and no default penalties were incurred. Interest expense for notes payable amounted to $1,625 and $0 for the years ended December 31, 2015 and 2014, respectively.

Interest expense for notes payable amounted to $210 and $0 for the years ended December 31, 2015 and 2014, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

The Company issued convertible notes payable in 2015 and 2014. The outstanding balance and any accrued interest is due on maturity date. Under the agreement, the note can be convertible at the holder’s discretion into common shares of the Company’s stock at a 25% discount to the price at the date of exercise.

The Company’s convertible notes payable is as follows:

Convertible Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2015

Note 1	October 2, 2014	December 31, 2015	5.0%	$100,000	$100,000
Note 2	June 10, 2015	March 13, 2016	8.0%	$28,000	-
Note 3	December 23, 2015	September 23, 2016	8.0%	21,000	21,000

Total					121,000

Debt Discount					(9,333)

Net balance					$111,667

The convertible note with the maturity date that has matured at the time the financial statements are issued continued to accrue interest and no default penalties were incurred. No convertible notes were converted as of December 31, 2015 and up to the date the financial statements are issued.

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

Based on ASC 815, the Company determined that the convertible debt contained embedded derivatives and full-ratchet provision which the Company valued the embedded derivative using the Black-Scholes method. The following table represents fair value of embedded derivative movement from the date of issuance to December 31, 2015:

Embedded Derivative Liabilities	Fair Value at Date of Issuance	Changes in Fair Value 2015	Fair Value at December 31, 2015

Note 1 – Issued in 2014	$70,334	$5,856	$76,190
Note 2 – Issued in 2015	$20,000	(20,000)	-
Note 3 – Issued in 2015	$10,500	21,000	31,500

Total		$6,856	$107,690

As a result of initial recording of derivative liability of $30,500 for convertible notes issued in 2015 with proceeds of $49,000 the Company recorded debt discount of $30,500 at the date of issuance of convertible note payable for issuances occurred in 2015. The Company accretes debt discount of $30,500 for convertible notes issued in 2015 and $70,334 for convertible note issued in 2014 over the life of the convertible note. The Company recorded accretion of $91,500 for the year ended December 31, 2015 which is recorded as interest expense.

The following table represents fair value of embedded derivative movement from the date of issuance to December 31, 2014:

Description	Fair Value at Date of Issuance	Changes in Fair Value 2014	Fair Value at December 31, 2014

Embedded derivative liabilities	$70,334	$-	$70,334

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

NOTE 9 – PROVISION FOR INCOME TAXES

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

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense. During the period from August 28, 2013 (inception) to December 31, 2015 the Company recognized no income tax related interest and penalties. The Company had no accruals for income tax related interest and penalties at December 31, 2015.

NOTE 10 – STOCK BASED COMPENSATION

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

A summary of the status of the Company’s restricted common shares is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	-	-
Granted	1,760,000	$0.17
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2014	1,760,000	$0.17	N/A	$246,400
Granted	-	-
Exercised	-	-
Superseded by May 28 Stock Warrants	1,760,000	-
Outstanding at December 31, 2015	-	$-	N/A	$-

Vested at December 31, 2015	-	$-	N/A	$-

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $0.01 as of December 31, 2015, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

The stock warrants issued in lieu of restricted common stock granted but not yet issued is presented below:

Date Issued	Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Expiration date

May 28, 2015 (Issued in lieu of restricted common stock)	$0.11	2,720,000	4.66 years	May 27, 2020
May 28, 2015	$0.11	25,000	4.66 years	May 27, 2020
June 16, 2015	$0.11	2,000,000	4.72 years	June 15, 2020
July 8, 2015	$0.11	25,000	4.77 years	July 7, 2020
July 8, 2015	$0.11	25,000	4.77 years	July 7, 2020
August 24, 2015	$0.11	10,000	4.90 years	August 23, 2020
Total warrants at December 31, 2015		4,805,000

The initial fair value of the new warrants issued on for services in 3rd quarter, 2015 was estimated at an aggregate value of $635. All warrants are vested and exercisable immediately.

NOTE 11 - STOCKHOLDERS’ DEFICIT

As of December 31, 2015 and 2014, the Company had (i) 100,000,000 Common shares authorized with a par value of $.0001 per share, of which 50,411,443 shares were issued and outstanding, and (ii) 25,000,000 shares of preferred stock, par value $.0001 per share, authorized, none of which was issued and outstanding. 8,980,047 shares of Common Stock have been issued to founders, of which, 400,016 shares were issued to the President and director as part of their consulting agreements.

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

On March 20, 2014, the Company entered into a consulting agreement with Wall Street Relations, Inc. (the “Consultant”). Under the agreement, the Consultant was to provide to the Company public relations, communications, advisory and consulting services. The term of the agreement was 12 months. For the services to be rendered under the agreement, the Company paid to the Consultant an aggregate amount of $500,000 in cash. On June 20, 2014, the Company terminated the agreement because of the Consultant’s failure to perform its obligations under the agreement. The defendant was served with the complaint in October 2014. The Company also sent a demand letter to the counsel of the Consultant’s President in September 2015 and counsels for both parties entered into discussions. The Company is currently considering all options to obtain reimbursement of the fee paid to the Consultant under the agreement. The Company recorded a write off of prepaid assets of approximately $320,000 for the year ended December 31, 2014.

The Company is subject to various legal proceedings from time to time as part of its business. As of December 31, 2015, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, consolidated financial condition and consolidated results of operations.

NOTE 13 –SUBSEQUENT EVENTS

ASC 855, “Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. During these periods, the Company did not have any material recognizable subsequent events required to be disclosed other than those disclosed in this note to the financial statements as of and for the year ended December 31, 2015.

