Form 10-Q
period 2016-03-31
Next Graphite, Inc.
filed 2016-05-23
CIK 1563315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 7, 2016 there were outstanding 50,411,443 shares of the registrant’s common stock, $.0001 par value.

TABLE OF CONTENTS

		Page
PART I	Financial Information

Item 1.	Financial Statements.	F-1

	Condensed Consolidated Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015	F-1

	Condensed Consolidated Statements of Operations for the three months ending March 31, 2016 and 2015 (Unaudited)	F-2

	Condensed Consolidated Statements of Cash Flows for the three months ending March 31, 2016 and 2015 (Unaudited)	F-3

	Condensed Consolidated Notes to Financial Statements (Unaudited)	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	2

PART II	Other Information

Item 1.	Legal Proceedings	3

Item 1A.	Risk Factors	3

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3.	Default Upon Senior Securities	3

Item 4.	Mine Safety Disclosures	3

Item 5.	Other Information	3

Item 6.	Exhibits	3

Signatures		4

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

NEXT GRAPHITE, INC.

BALANCE SHEETS

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash	$15,413	$15,563
Total current assets:	15,413	15,563

Total assets	$15,413	$15,563

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$294,868	$206,303
Accrued interest payable	12,222	8,413
Note payable, net of debt discount of $1,517 and $0, respectively	110,483	76,167
Note payable – related parties	6,000	6,000
Convertible note payable, net of debt discount of $1,983 and $9,333, respectively	119,017	111,667
Fair value of derivative liability - beneficial conversion feature	268,819	107,690
Deferred license income	60,491	60,491
Total current liabilities	871,900	576,731

Total liabilities	871,900	576,731

Stockholders’ deficit:
Preferred stock authorized 25,000,000 shares, $.0001 par value, no shares issued and outstanding at March 31, 2016 and December 31, 2015.	-	-
Common stock authorized 100,000,000 shares, $.0001 par value, 50,411,443 shares issued and outstanding at March 31, 2016 and December 31, 2015.	5,041	5,041
Additional paid-in capital	4,075,275	4,069,826
Accumulated deficit	(4,936,803)	(4,636,035)
Total stockholders' deficit	(856,487)	(561,168)

Total liabilities and stockholders' deficit	$15,413	$15,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NEXT GRAPHITE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Three Months Ending March 31,
	2016	2015

NET SALES	$-	$-

OPERATING EXPENSES:
Professional fees	112,996	21,076
Selling, general, and administrative	8,151	7,670
Total Operating Expenses	121,147	28,746

Loss from operations	(121,147)	(28,746)

OTHER INCOME (EXPENSE):
Interest expense	(18,492)	(18,833)
Changes in fair value of derivative	(161,129)	44,620
Total Other Income (Expenses), net	(179,621)	25,787

NET LOSS	$(300,768)	$(2,959)

NET LOSS PER BASIC AND DILUTED SHARES	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	74,723,843	50,411,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT GRAPHITE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Operating Activities:
Net loss	$(300,768)	$(2,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	5,449	-
Interest expense – note payable	11,142	-
Interest expense – amortization of convertible note discount	7,350	18,833
Changes in fair value of derivative liabilities	161,129	(44,620)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	88,565	(6,000)
Net cash used in operating activities	(27,133)	(34,746)

Financing Activities:
Proceeds from issuance of note payable	26,983	24,000
Net cash provided by financing activities	26,983	24,000

Net decrease in cash	(150)	(10,746)

Cash, Beginning of period	15,563	17,878

Cash, End of period	$15,413	$7,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Next Graphite, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1 – ORGANIZATION

Next Graphite, Inc. (the “Company”) was incorporated in Nevada on September 26, 2012 under the name Zewar Jewellery, Inc. and is a development-stage entity. The Company's current business plan is to engage in the mining business developing graphite properties located in Namibia. The Company is based in Carson City, Nevada

On November 14, 2013, the Company consummated transactions pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) dated November 14, 2013 by and among the Company and the stockholders of African Graphite, Inc., a private Nevada corporation (“AGI” and the “AGI Stockholders”) whereby AGI Stockholders transferred 100% of the outstanding shares of common stock of AGI held by them, in exchange for an aggregate of 8,980,047 newly issued shares of the Company’s common stock, par value $.0001 per share (the “Common Stock”).

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

The Company acquired the remaining 10% ownership of Gazania for $15,000 in the third quarter of 2015. As a result, Gazania became a direct 100% owned subsidiary of the Company.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred approximately $4,936,803 in operating deficit since its inception, and has generated no operating revenue, which could raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the financial position, the results of operations and comprehensive income (loss) and cash flows of the Company for the periods presented. These unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Form 10-K filed on April 14, 2016.  The operating results or cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

The Company received customer deposit for potential usage of Company’s license in the amount of $60,491 as of March 31, 2016 and December 31, 2015.

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

As of March 31, 2016, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

Description	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$268,819

As of December 31, 2015, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

Description	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$107,690

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provisions of this ASU are effective for years beginning after December 15, 2016. Early application is permitted. The Company is currently evaluating the impact of this ASU.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU would require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date; (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged under the amendments of this ASU. The provisions of this ASU are effective for years beginning after December 15, 2018. The Company is currently evaluating the impact of this ASU.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU establishes specific guidance to an organization’s management on their responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern. The provisions of ASU 2014-15 are effective for interim and annual periods beginning after December 15, 2016. This ASU is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of ASU 2014-09 is to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. On August 12, 2015, the FASB issued ASU No. 2015-14, deferring the effective date by one year for ASU No. 2014-09. The provisions of ASU No. 2014-09 will be effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of this standard on its financial position, results of operations and cash flows.

NOTE 5 – ACCOUNTS PAYABLE

As of March 31, 2016 and December 31, 2015, the Company’s accounts payable was primarily made up of professional fees.

NOTE 6 – NOTES PAYABLE

The Company had the following notes payable as of March 31, 2016 and December 31, 2015:

Issuance Date	Maturity Date	Interest Rate	March 31, 2016	December 31, 2015

February 10, 2015	February 9, 2016	5.0%	$24,000	$24,000
March 31, 2015	September 30, 2015	7.0%	10,000	10,000
December 3, 2015	February 29, 2016	10.0%	29,000	29,000
December 23, 2015	September 29, 2016	10.0%	20,500	20,500
March 2, 2016	September 29, 2016	10.0%	13,500	-
March 2, 2016	September 29, 2016	10.0%	15,000	-

Total			$112,000	$83,500

Original issuance discount			(1,517)	(7,333)

Total			$110,483	$76,167

The notes payable with the maturity date that has matured at the time the financial statements are issued continued to accrue interest and no default penalties were incurred. Interest expense for notes payable amounted to $11,142 and $0 for the quarters ended March 31, 2016 and 2015.

NOTE 7 – NOTES PAYABLE – RELATED PARTY

The Company had the following related party notes payable as of March 31, 2016 and December 31, 2015:

Description	Issuance Date	Maturity Date	Interest Rate	March 31, 2016	December 31, 2015

Michael J. Doron	July 8, 2015	September 8, 2015	7.0%	$2,500	$2,500
Charles C. Bream III	July 8, 2015	September 8, 2015	7.0%	2,500	2,500
Charles C. Bream III	August 24, 2015	November 23, 2015	7.0%	1,000	1,000

Total				$6,000	$6,000

Interest expense for notes payable amounted to $298 and $0 for the quarters ended March 31, 2016 and 2015.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

The Company issued convertible notes payable. The outstanding balance and any accrued interest is due on maturity date or when the cash is available to repay the notes payable. Under the agreement, the notes can be convertible at the holder’s discretion into common shares of the Company’s stock at a 25% discount to the price at the date of exercise.

The Company’s convertible notes payable is as follows:

Convertible Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2016	Balance at December 31, 2015

Note 1	October 2, 2014	December 31, 2015	5.0%	$100,000	$100,000	$100,000
Note 2	December 23, 2015	September 23, 2016	8.0%	$21,000	$21,000	$21,000

Total					121,000	121,000

Debt Discount					(1,983)	(9,333)

Net balance					119,017	$111,667

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

Based on ASC 815, the Company determined that the convertible debt contained embedded derivatives and full-ratchet provision which the Company valued the embedded derivative using the Black-Scholes method. The following table represents fair value of embedded derivative movement from the date of issuance to March 31, 2016:

Embedded Derivative Liabilities	Fair Value at Date of Issuance	Changes in Fair Value	Fair Value at March 31, 2016

Note 1 – Issued in 2014	$70,334	$(31,815)	$38,519
Note 2 – Issued in 2015	$20,000	$(20,000)	$-
Note 3 – Issued in 2015	$10,500	$219,800	$230,300

Total		$167,985	$268,819

As a result of initial recording of derivative liability of $30,500 for convertible notes issued in 2015 with proceeds of $49,000 the Company recorded debt discount of $30,500 at the date of issuance of convertible note payable for issuances occurred in 2015. The Company accretes debt discount of $30,500 for convertible notes issued in 2015 and $70,334 for convertible note issued in 2014 over the life of the convertible note. The Company recorded accretion of $7,350 and $0 for the three months ended on March 31, 2016 and 2015 which is recorded as interest expense.

The following table represents fair value of embedded derivative movement from the date of issuance to December 31, 2015:

Embedded Derivative Liabilities	Fair Value at Date of Issuance	Changes in Fair Value	Fair Value at March 31, 2016

Note 1 – Issued in 2014	$70,334	$5,856	$76,190
Note 2 – Issued in 2015	$20,000	$(20,000)	$-
Note 3 – Issued in 2015	$10,500	$21,000	$31,500

Total		$6,856	$107,690

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

Interest incurred for the three months ended on March 31, 2016 and 2015 was $0 and $1,251 (excluding debt discount accretion of $17,583 which is also recorded as interest expense).

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

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense. During the period from August 28, 2013 (inception) to March 31, 2016, the Company recognized no income tax related interest and penalties. The Company had no accruals for income tax related interest and penalties at March 31, 2016.

NOTE 10 - STOCKHOLDERS’ DEFICIT

As of March 31, 2016 the Company had (i) 100,000,000 Common shares authorized with a par value of $.0001 per share, of which 50,411,443 shares were issued and outstanding, and (ii) 25,000,000 shares of preferred stock, par value $.0001 per share, authorized, none of which was issued and outstanding. 8,980,047 shares of Common Stock have been issued to founders, of which, 400,016 shares were issued to the President and director as part of their consulting agreements. The shares were valued at par for a value of $898.

NOTE 11 – RESTRICTED COMMON SHARES

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

A summary of the status of the Company’s restricted common shares is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	-	-
Granted	1,760,000	$0.17		$246,400
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2015	1,760,000	$0.17	-	$246,400

Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2016	1,760,000	$0.17	-	$79,200
Vested at March 31, 2016	1,760,000	$0.17	-	$79,200

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $0.045 as of March 31, 2016, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

The stock warrants issued is presented below:

Date Issued	Exercise Price	Number of Shares	Expiration Date

February 9, 2016	$0.004	50,000	February 28, 2021
February 1, 2016	$0.003	1,750,000	January 31, 2021

Total warrants at March 31, 2016		4,745,000	4.92 years

As of March 31, 2016, the weighted average contractual life of the stock warrants is 4.92 years. The initial fair value of the new warrants issued on for services was estimated at an aggregate value of $5,449. All warrants are vested and exercisable immediately.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings from time to time as part of its business. As of March 31, 2016, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition and results of operations.

NOTE 13 –SUBSEQUENT EVENTS

As previously reported in the Company’s Form 10-K filed on April 14, 2016, in February of 2016, the Company received a Conditional Renewal of its exclusive prospecting license EPL 3895 from the Namibian Ministry of Mines and Energy. In May of 2016, the Company received Formal Renewal of its exclusive prospecting license EPL 3895 from the Namibian Ministry of Mines and Energy. The license renewal is set to expire in April of 2017.

ASC 855, “Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. During these periods, other than as set forth above, the Company did not have any material recognizable subsequent events required to be disclosed other than those disclosed in this note to the financial statements as of and for quarter ended March 31, 2016.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD-LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS", "INTENDS", "WILL", "HOPES", "SEEKS", "ANTICIPATES", "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q, THE COMPANY’S FORM 10-K FILED ON APRIL 14, 2016 AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Plan of Operations

The Company's current business plan is to engage in the mining business developing graphite properties located in Namibia. As previously reported in the Company’s Form 10-K filed on April 14, 2016, the Company entered into a Joint Venture Agreement (the “JVA”) with Micron Investments Pty. Ltd. a private company based in Namibia (“Micron”) on June 8, 2015, which was subsequently amended on July 10 and July 17, 2015. Pursuant to the JVA, as amended, the Company and Micron agreed to enter into a Farm-Out Agreement, which the Company anticipates to be executed by June of 2016. The JVA and Farm-Out Agreement require Micron to pay the Company $180,000 in cash by the end of the Farm-Out period, and to pay $1.1 million to build and operate a graphite processing plant on the Company’s Aukam site, and to cover all related operational costs until 5 months after completion of the plant. The plant construction is expected to take roughly ten months. In exchange, Micron will receive, upon achievement of certain milestones, up to a 63% interest in the mining and mineral rights held by the Company at its Aukam site. The Company plans to retain a minimum of 37% interest in the mining and mineral rights held by the Company at its Aukam site, after having purchased the remaining 10% interest held by the Centre for Geoscience Research CC pursuant to a purchase agreement with Gazania Investments Two Hundred and Forty Two Ltd., and Centre for Geosciences Research Close Corporation, dated August 6, 2015. As a result of this acquisition, the Company now has 100% ownership rights to the prospecting license to the Aukam property.

As previously reported in the Company’s Form 10-K filed on April 14, 2016, in July of 2015 Micron was acquired by CKR Carbon Corporation, a Canadian based corporation, formerly known as Caribou King Resources, Ltd. (“CKR”).

The JVA calls for CKR and the Company to begin processing immediately available surface dumps, which contain large quantities of high-grade graphite lumps, and develop its three existing adits as well as other locations on the Company’s 96,000 acre Aukam site. Favorable laboratory results were realized in 2015 and engineering and research continue on the adits and are planned to be expanded elsewhere on the property in 2016.

The JVA also calls for the plant to process up to 5,000 tonnes of processed graphite tailings per year. Initial production is anticipated to commence in the second fiscal quarter of 2017. Moreover, as previously reported in the Company’s Form 10-K filed on April 14, 2016, its Joint Venture Partner signed a non-binding Letter of Intent (the “LOI”) in March of 2016 for the JV to supply 5,000 tonnes of unrefined graphite from our Aukam site, with the first shipment of 2,000 - 3,000 tonnes targeted for July of 2016.

The Company’s near term objectives are to negotiate, execute and consummate the Farm-Out Agreement with Micron as discussed above and work towards fulfilling the orders under the LOI mentioned above. The JV plans to commence the building of the processing plant in the third fiscal quarter of 2016 and expects to complete it in approximately ten months.

The Company expects to realize revenues from the sales planned under the LOI in the third fiscal quarter of 2016. However, there are no assurances that purchase orders will commence in July of 2016 or ever, or that construction of the processing plant will be completed on schedule, if at all. There can also be no assurances that the Company can recognize any revenues under the LOI. There can also be no guaranty that the Farm-Out agreement with Micron will be consummated, or if it is consummated, that it will be on terms acceptable to the Company.

Recent Developments

As previously reported in the Company’s Form 10-K filed on April 14, 2016, in February of 2016, the Company received a Conditional Renewal of its exclusive prospecting license EPL 3895 from the Namibian Ministry of Mines and Energy. In May of 2016, the Company received Formal Renewal of its exclusive prospecting license EPL 3895 from the Namibian Ministry of Mines and Energy. The license renewal is set to expire in April of 2017.

Results of Operations

We did not have any revenues since inception. Operating expenses have been incurred of $121,147 for the three month period ending March 31, 2016 compared to $27,746. The increase was primarily due to increase in professional fees.

1

Liquidity and Capital Resources

As of March 31, 2016, we had $15,413 in cash.

The Company does not currently have sufficient resources to cover ongoing expenses and expansion. From August 2013 to March 31, 2016, we consummated various private placements of our securities, which resulted in net proceeds to us of $1,541,800. We used $240,000 out of the net proceeds to make a payment to NMC under the Option Agreement in connection with the option grant closing and the option exercise closing. We plan on raising additional funds from investors to implement our business model. In the event we are unsuccessful, this will have a negative impact on our operations.

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

Going concern

The Company's unaudited condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, it has $15,413 in cash, has losses and an accumulated deficit, and a working capital deficiency. The Company does not currently have any revenue generating operations. These conditions, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. The unaudited condensed consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

Management believes they can raise the appropriate funds needed to support their business plan and become an operating company with positive cash flow. Management intends to seek new capital from owners and related parties to provide needed funds.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

2

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that the material weaknesses disclosed in the Company’s Form 10-K filed on April 14, 2016, continue to exist and accordingly, our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, consolidated financial condition and consolidated results of operations.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

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

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Next Graphite, Inc.

Date: May 20, 2016	By:	/s/ Charles Bream
	Name:	Charles Bream
	Title:	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

4