Form 10-Q
period 2016-06-30
Next Graphite, Inc.
filed 2016-08-15
CIK 1563315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 10, 2016 there were outstanding 50,411,443 shares of the registrant’s common stock, $.0001 par value.

2

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

NEXT GRAPHITE, INC.

BALANCE SHEETS

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
ASSETS	(unaudited)
Current assets:
Cash	$5,359	$15,563
Total current assets:	5,359	15,563

Total assets	$5,359	$15,563

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$342,110	$206,303
Accrued interest payable	17,022	8,413
Note payable, net of debt discount of $1,517 and $7,333, respectively	110,483	76,167
Note payable – related parties	6,000	6,000
Convertible note payable, net of debt discount of $5,483 and $9,333, respectively	115,517	111,667
Fair value of derivative liability - beneficial conversion feature	53,715	107,690
Deferred license income	85,481	60,491
Total current liabilities	730,328	576,731

Total liabilities	730,328	576,731

Stockholders’ deficit:
Preferred stock authorized 25,000,000 shares, $.0001 par value, no shares issued and outstanding at June 30, 2016 and December 31, 2015.	-	-
Common stock authorized 100,000,000 shares, $.0001 par value, 50,411,443 shares issued and outstanding at June 30, 2016 and December 31, 2015.	5,041	5,041
Additional paid-in capital	4,075,275	4,069,826
Accumulated deficit	(4,805,285)	(4,636,035)
Total stockholders' deficit	(724,969)	(561,168)

Total liabilities and stockholders' deficit	$5,359	$15,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NEXT GRAPHITE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2016 and 2015

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

NET SALES	$-	$-	$-	$-

OPERATING EXPENSES:
Professional fees	72,577	31,260	185,573	52,336
Stock based compensation	-	22,275	5,449	22,275
Selling, general, and administrative	9,571	12,903	12,273	20,573
Total Operating Expenses	82,148	66,438	203,295	95,184

Loss from operations	(82,148)	(66,438)	(203,295)	(95,184)

OTHER INCOME (EXPENSES):
Interest expense	(11,938)	(21,145)	(30,430)	(39,978)
Changes in fair value of derivative	225,604	(68,874)	64,475	(24,254)
Total Other Income (Expense)	213,666	(90,019)	34,045	(64,232)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$131,518	$(156,457)	$(169,250)	$(159,416)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	50,411,443	50,411,443	50,411,443	50,411,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT GRAPHITE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Six Months Ended June 30,
	2016	2015

Operating Activities:
Net loss	$(169,250)	$(159,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	5,449	22,275
Interest expense – note payable	15,942	675
Interest expense – amortization of convertible note discount	14,350	39,303
Changes in fair value of convertible note	(64,475)	24,254
Accounts payable and accrued liabilities	135,807	(6.000)
Net cash used in operating activities	(62,177)	(78,909)

Financing Activities:
Proceeds from issuance of note payable to related party		2,500
Proceeds from issuance of note payable	26,983	34,000
Proceeds from deferred license income	24,990
Proceeds from issuance of convertible note		28,000
Net cash provided by financing activities	51,973	64,500

Net decrease in cash	(10,204)	(14,409)

Cash, Beginning of period	15,563	17,878

Cash, End of period	$5,359	$3,469

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

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred approximately $4,805,285 in operating deficit since its inception, and has generated no operating revenue, which could raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company received customer deposit for potential usage of Company’s license in the amount of $85,481 and $60,491 as of June 30, 2016 and December 31, 2015, respectively.

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

As of June 30, 2016, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

Description	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$53,715

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

NOTE 5 – ACCOUNTS PAYABLE

As of June 30, 2016 and December 31, 2015, the Company’s accounts payable was primarily made up of professional fees.

NOTE 6 – NOTES PAYABLE

The Company had the following notes payable as of June 30, 2016 and December 31, 2015:

Issuance Date	Maturity Date	Interest Rate	June 30, 2016 (unaudited)	December 31, 2015

February 10, 2015	February 9, 2016	5.0%	$24,000	$24,000
March 31, 2015	September 30, 2015	7.0%	10,000	10,000
December 3, 2015	February 29, 2016	10.0%	29,000	29,000
December 23, 2015	September 29, 2016	10.0%	20,500	20,500
March 2, 2016	September 29, 2016	10.0%	13,500	-
March 2, 2016	September 29, 2016	10.0%	15,000	-

Total			$112,000	$83,500

Original issuance discount			(1,517)	(7,333)

Total			$110,483	$76,167

The notes payable with the maturity date that has matured at the time the financial statements are issued continued to accrue interest and no default penalties were incurred. Interest expense for notes payable amounted to $16,619 and $0 for the quarters ended June 30, 2016 and 2015.

NOTE 7 – NOTES PAYABLE – RELATED PARTY

The Company had the following related party notes payable as of June 30, 2016 and December 31, 2015:

Description	Issuance Date	Maturity Date	Interest Rate	June 30, 2016 (unaudited)	December 31, 2015

Michael J. Doron	July 8, 2015	September 8, 2015	7.0%	$2,500	$2,500
Charles C. Bream III	July 8, 2015	September 8, 2015	7.0%	2,500	2,500
Charles C. Bream III	August 24, 2015	November 23, 2015	7.0%	1,000	1,000

Total				$6,000	$6,000

Interest expense for notes payable amounted to $403 and $0 for the quarters ended June 30, 2016 and 2015.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

The Company issued convertible notes payable. The outstanding balance and any accrued interest is due on maturity date or when the cash is available to repay the notes payable. Under the agreement, the notes can be convertible at the holder’s discretion into common shares of the Company’s stock at a 25% discount to the price at the date of exercise.

The Company’s convertible notes payable is as follows:

Convertible Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2016 (unaudited)	Balance at December 31, 2015

Note 1	October 2, 2014	December 31, 2015	5.0%	$100,000	$100,000	$100,000
Note 2	June 10, 2015	March 13, 2016	8.0%	$28,000	$-	$-
Note 3	December 23, 2015	September 23, 2016	8.0%	$21,000	$21,000	$21,000

Total					121,000	121,000

Debt Discount					(5,483)	(9,333)

Net balance					$115,517	$111,667

The convertible notes with the maturity date that has matured at the time the financial statements are issued continued to accrue interest and no default penalties were incurred. No convertible notes were converted as of June 30, 2016 and up to the date the financial statements are issued.

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

Based on ASC 815, the Company determined that the convertible debt contained embedded derivatives and full-ratchet provision which the Company valued the embedded derivative using the Black-Scholes method. The following table represents fair value of embedded derivative movement from the date of issuance to June 30, 2016:

Embedded Derivative Liabilities	Fair Value at Date of Issuance	Changes in Fair Value	Fair Value at June 30, 2016 (unaudited)

Note 1 – Issued in 2014	$70,334	$(37,001)	$33,333
Note 2 – Issued in 2015	$20,000	$(20,000)	$-
Note 3 – Issued in 2015	$21,000	$(618)	$20,382

Total		$(57,619)	$53,715

As a result of initial recording of derivative liability of $41,000 for convertible notes issued in 2015 with proceeds of $49,000 the Company recorded debt discount of $30,500 at the date of issuance of convertible note payable for issuances occurred in 2015. The Company recorded additional debt discount of $10,500 in June 2015 to true up the debt discount balance. The original debt discount amount of $30,500 should have been recorded as $41,000. The Company accretes debt discount of $41,000 for convertible notes issued in 2015 and $70,334 for convertible note issued in 2014 over the life of the convertible note. The Company recorded accretion of $7,000 and $0 for the three months ended on June 30, 2016 and 2015 which is recorded as interest expense.

The following table represents fair value of embedded derivative movement from the date of issuance to December 31, 2015:

Embedded Derivative Liabilities	Fair Value at Date of Issuance	Changes in Fair Value	Fair Value at December 31, 2015

Note 1 – Issued in 2014	$70,334	$5,856	$76,190
Note 2 – Issued in 2015	$20,000	$(20,000)	$-
Note 3 – Issued in 2015	$10,500	$21,000	$31,500

Total		$6,856	$107,690

As a result of initial recording of derivative liability of $30,500 for convertible notes issued in 2015 with proceeds of $49,000 the Company recorded debt discount of $30,500 at the date of issuance of convertible note payable for issuances occurred in 2015. The Company accretes debt discount of $30,500 for convertible notes issued in 2015 and $70,334 for convertible note issued in 2014 over the life of the convertible note. Interest incurred for the three months ended on June 30, 2016 and 2015 was $0 and $1,251 (excluding debt discount accretion of $17,583 which is also recorded as interest expense).

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

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense. During the period from August 28, 2013 (inception) to June 30, 2016, the Company recognized no income tax related interest and penalties. The Company had no accruals for income tax related interest and penalties at June 30, 2016.

NOTE 10 - STOCKHOLDERS’ DEFICIT

As of June 30, 2016 the Company had (i) 100,000,000 Common shares authorized with a par value of $.0001 per share, of which 50,411,443 shares were issued and outstanding, and (ii) 25,000,000 shares of preferred stock, par value $.0001 per share, authorized, none of which was issued and outstanding. 8,980,047 shares of Common Stock have been issued to founders, of which, 400,016 shares were issued to the President and director as part of their consulting agreements. The shares were valued at par for a value of $898.

NOTE 11 – RESTRICTED COMMON SHARES

In May 20, 2014, the Company approved future issuances of performance based restricted common shares to the following employees and outside consultants. The Company accounts the issuances of restricted common shares, as defined by ASC 718, Compensation—Stock Compensation, in accordance with ASC 718. The restricted common shares will be issued upon completion of certain tasks or deliverables and contain certain exercise price with no expiration period.

A summary of the status of the Company’s restricted common shares is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,760,000	$0.17	N/A	$246,400
Granted	-	-
Exercised	-	-
Superseded by May 28 Stock Warrants	1,760,000	-
Outstanding at December 31, 2015	-	$-	N/A	$-

Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2016	-	$-	N/A	$-
Vested at June 30, 2016	-	$-	N/A	$-

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $0.017 as of June 30, 2016, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

The stock warrants issued is presented below:

Date Issued	Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Expiration date

May 28, 2015 (Issued in lieu of restricted common stock)	$0.11	2,720,000	4.66 years	May 27, 2020
May 28, 2015 (Issued in lieu of restricted common stock)	$0.11	25,000	4.66 years	May 27, 2020
June 16, 2015 (Issued in lieu of restricted common stock)	$0.11	2,000,000	4.72 years	June 15, 2020
July 8, 2015 (Issued in lieu of restricted common stock)	$0.11	25,000	4.77 years	July 7, 2020
July 8, 2015 (Issued in lieu of restricted common stock)	$0.11	25,000	4.77 years	July 7, 2020
August 24, 2015 (Issued in lieu of restricted common stock)	$0.11	10,000	4.90 years	August 23, 2020
February 1, 2016	$0.003	10,000	4.92 years	January 31, 2021
February 9, 2016	$0.004	10,000	4.92 years	February 28, 2021
Total warrants at June 30, 2016		4,825,000

The initial fair value of the new warrants issued on for services in 3rd quarter, 2015 was estimated at an aggregate value of $635. The initial fair value of the new warrants issued on for services in 1st quarter, 2016 was estimated at an aggregate value of $5,449. All warrants are vested and exercisable immediately.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings from time to time as part of its business. As of June 30, 2016, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition and results of operations.

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

ASC 855, “Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. During these periods, other than as set forth above, the Company did not have any material recognizable subsequent events required to be disclosed other than those disclosed in this note to the financial statements as of and for quarter ended June 30, 2016.

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

Plan of Operations

The Company's current business plan is to engage in the mining business developing graphite properties located in Namibia. As previously reported in the Company’s Form 10-K filed on April 14, 2016, the Company entered into a Joint Venture Agreement (the “JVA”) with Micron Investments Pty. Ltd. a private company based in Namibia (“Micron”) on June 8, 2015, which was subsequently amended on July 10 and July 17, 2015. Pursuant to the JVA, as amended, the Company and Micron agreed to enter into a Farm-Out Agreement, which the Company anticipates to be executed by September of 2016. The JVA and Farm-Out Agreement require Micron to pay the Company $180,000 in cash by the end of the Farm-Out period, and to pay $1.1 million to build and operate a graphite processing plant on the Company’s Aukam site, and to cover all related operational costs until 5 months after completion of the plant. The plant construction is expected to take roughly ten months. In exchange, Micron will receive, upon achievement of certain milestones, up to a 63% interest in the mining and mineral rights held by the Company at its Aukam site. The Company plans to retain a minimum of 37% interest in the mining and mineral rights held by the Company at its Aukam site, after having purchased the 10% interest held by the Centre for Geoscience Research CC pursuant to a purchase agreement with Gazania Investments Two Hundred and Forty Two Ltd., and Centre for Geosciences Research Close Corporation, dated August 6, 2015. As a result of this acquisition, the Company now has 100% ownership rights to the prospecting license to the Aukam property.

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

The JVA also calls for the plant to process up to 5,000 tonnes of processed graphite tailings per year. Initial production is anticipated to commence in the second or third fiscal quarter of 2017. Moreover, as previously reported in the Company’s Form 10-K filed on April 14, 2016, our Joint Venture Partner signed a non-binding Letter of Intent (the “LOI”) in March of 2016 for us to supply 5,000 tonnes of unrefined graphite from our Aukam site.

The Company’s near term objectives are to negotiate, execute and consummate the Farm-Out Agreement with CKR as discussed above and work towards fulfilling the orders under the LOI mentioned above. The Company and its JV Partner also plans to commence the building of the processing plant once the permanent mining license is secured, with preparation for that currently underway.

The Company expects to realize revenues from the sales planned to be made under the LOI in the third fiscal quarter of 2016. However, there are no assurances that purchase orders will commence or that construction of the processing plant will be completed on schedule, if at all. There can also be no assurances that the Company can recognize any revenues under the LOI. There can also be no guaranty that the Farm-Out agreement with Micron will be consummated, or if it is consummated, that it will be on terms acceptable to the Company.

Recent Developments

As previously reported in the Company’s Form 10-K filed on April 14, 2016, in February of 2016, the Company received a Conditional Renewal of its exclusive prospecting license EPL 3895 from the Namibian Ministry of Mines and Energy. In May of 2016, the Company received Formal Renewal of its exclusive prospecting license EPL 3895 from the Namibian Ministry of Mines and Energy. The license renewal is set to expire in April of 2017 and application for a permanent mining license is currently underway.

Results of Operations

Operating expenses were $82,148 and $203,295 for the three and six months ended June 30, 2016, respectively, compared to $ and $95,184 for the three and six months ended June 30, 2015, respectively. The increase was primarily due to increase in professional fees.

Other income were $213,666 and $34,045 for the three and six months ended June 30, 2016, respectively, compared to other expense were $156,457 and $159,416 for the three and six months ended June 30, 2015, respectively.  The change in other income (expense) was primarily to due to changes in value of derivative, debt discount amortization and interest expense.

3

Liquidity and Capital Resources

As of June 30, 2016, we had $5,359 in cash.

The Company does not currently have sufficient resources to cover ongoing expenses and expansion. From August 2013 to June 30, 2016, we consummated various private placements of our securities, which resulted in net proceeds to us of $1,541,800. We used $240,000 out of the net proceeds to make a payment to NMC under the Option Agreement in connection with the option grant closing and the option exercise closing. Under the Option Agreement, we undertook to provide at least $260,000 of working capital to or for the benefit of Gazania from the option grant closing date to September 30, 2014. We plan on raising additional funds from investors to implement our business model. In the event we are unsuccessful, this will have a negative impact on our operations.

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

Going concern

The Company's unaudited condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, it has $5,359 in cash, has losses and an accumulated deficit, and a working capital deficiency. The Company does not currently have any revenue generating operations. These conditions, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

4

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that the material weaknesses disclosed in the Company’s Form 10-K filed on April 14, 2016, continue to exist and accordingly, our disclosure controls and procedures were not effective as of the end of the period covered by this report .

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

Next Graphite, Inc.

Date: August 12, 2016	By:	/s/ Charles Bream
Name: Charles Bream
Title: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

6