Form 10-Q
period 2016-09-30
Next Graphite, Inc.
filed 2016-11-14
CIK 1563315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

As of November 11, 2016, there were outstanding 51,411,443 shares of the registrant’s common stock, $.0001 par value.

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

NEXT GRAPHITE, INC.

BALANCE SHEETS

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
ASSETS	(unaudited)
Current assets:
Cash	$2,738	$15,563
Other Receivable	200	-
Total current assets:	2,938	15,563

Total assets	$2,938	$15,563

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$397,591	$206,303
Accrued interest payable	20,742	8,413
Note payable, net of debt discount of $1,517 and $7,333, respectively	135,483	76,167
Note payable – related parties	16,000	6,000
Convertible note payable, net of debt discount of $0 and $9,333, respectively	121,000	111,667
Fair value of derivative liability - beneficial conversion feature	33,652	107,690
Deferred license income	85,481	60,491
Total current liabilities	809,949	576,731

Total liabilities	809,949	576,731

Stockholders’ deficit:
Preferred stock authorized 25,000,000 shares, $.0001 par value, no shares issued and outstanding at September 30, 2016 and December 31, 2015.	-	-
Common stock authorized 100,000,000 shares, $.0001 par value, 51,411,443 and 50,411,443 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively.	5,141	5,041
Additional paid-in capital	4,166,177	4,069,826
Accumulated deficit	(4,978,329)	(4,636,035)
Total stockholders' deficit	(807,011)	(561,168)

Total liabilities and stockholders' deficit	$2,938	$15,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NEXT GRAPHITE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

NET SALES	$-	$-	$-	$-

OPERATING EXPENSES:
Professional fees	132,964	174,561	318,537	226,897
Stock based compensation	40,002	635	45,451	22,910
Selling, general, and administrative	10,720	25,349	22,992	45,922
Total Operating Expenses	183,686	200,545	386,980	295,729

Loss from operations	(183,686)	(200,545)	(386,980)	(295,729)

OTHER INCOME (EXPENSES):
Interest expense	(9,422)	(26,430)	(39,852)	(66,408)
Changes in fair value of derivative	20,063	19,388	84,538	(4,866)
Total Other Expense	10,641	(7,042)	44,686	(71,274)

NET LOSS	$(173,045)	$(207,587)	$(342,294)	$(367,003)

NET LOSS PER BASIC AND DILUTED SHARES	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	47,401,334	50,411,443	46,191,773	50,411,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT GRAPHITE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Nine Months Ended September 30,
	2016	2015

Operating Activities:
Net loss	$(342,294)	$(367,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stocks issued by service	100	-
Stock based compensation	45,451	22,910
Interest expense – note payable	19,662	-
Interest expense – amortization of convertible note discount	19,833	62,221
Changes in fair value of convertible note	(84,538)	4,866
Other receivable	(200)	-
Accounts payable and accrued liabilities	191,288	147,911
Net cash used in operating activities	(150,698)	(129,095)

Financing Activities:
Proceeds from issuance of common stock	50,900	-
Proceeds from issuance of note payable to related party	10,000	6,000
Proceeds from issuance of note payable	51,983	34,000
Proceeds from deferred license income	24,990	59,991
Proceeds from issuance of convertible note	-	28,000
Net cash provided by financing activities	137,873	127,991

Net decrease in cash	(12,825)	(1,104)

Cash, Beginning of period	15,563	17,878

Cash, End of period	$2,738	$16,774

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

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred approximately $4,978,329 in operating deficit since its inception, and has generated no operating revenue, which could raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company received customer deposit for potential usage of Company’s license in the amount of $85,481 and $60,491 as of September 30, 2016 and December 31, 2015, respectively.

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

As of September 30, 2016, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

Description	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$33,652

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

NOTE 5 – ACCOUNTS PAYABLE

As of September 30, 2016, and December 31, 2015, the Company’s accounts payable was primarily made up of professional fees.

NOTE 6 – NOTES PAYABLE

The Company had the following notes payable as of September 30, 2016 and December 31, 2015:

Issuance Date	Maturity Date	Interest Rate	September 30, 2016 (unaudited)	December 31, 2015

February 10, 2015	February 9, 2016	5.0%	$24,000	$24,000
March 31, 2015	September 30, 2015	7.0%	10,000	10,000
December 3, 2015	February 29, 2016	10.0%	29,000	29,000
December 23, 2015	September 29, 2016	10.0%	20,500	20,500
March 2, 2016	September 29, 2016	10.0%	13,500	-
March 2, 2016	September 29, 2016	10.0%	15,000	-
August 3, 2016	September 30, 2016	6%	10,000	-
August 3, 2016	September 30, 2016	6%	7,500	-
September 9, 2016	March 9, 2017	6%	7,500	-

Total			$137,000	$83,500

Original issuance discount			(1,517)	(7,333)

Total			$135,483	$76,167

The notes payable with the maturity date that has matured at the time the financial statements are issued continued to accrue interest and no default penalties were incurred. Interest expense for notes payable amounted to $1,833 and $0 for the quarters (3 months) ended September 30, 2016 and 2015.

 NOTE 7 – NOTES PAYABLE – RELATED PARTY

The Company had the following related party notes payable as of September 30, 2016 and December 31, 2015:

Description	Issuance Date	Maturity Date	Interest Rate	September 30, 2016 (unaudited)	December 31, 2015

Michael J. Doron	July 8, 2015	September 8, 2015	7.0%	$2,500	$2,500
Charles C. Bream III	July 8, 2015	September 8, 2015	7.0%	2,500	2,500
Charles C. Bream III	August 24, 2015	November 23, 2015	7.0%	1,000	1,000
Charles C. Bream III	August 1, 2016	September 30, 2016	6.0%	10,000	-

Total				$16,000	$6,000

Interest expense for notes payable-related party amounted to $204 and $0 for the quarter (3 months) ended September 30, 2016 and 2015.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

The Company issued convertible notes payable. The outstanding balance and any accrued interest is due on maturity date or when the cash is available to repay the notes payable. Under the agreement, the notes can be convertible at the holder’s discretion into common shares of the Company’s stock at a 25% discount to the price at the date of exercise.

The Company’s convertible notes payable is as follows:

Convertible Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2016 (unaudited)	Balance at December 31, 2015

Note 1	October 2, 2014	December 31, 2015	5.0%	$100,000	$100,000	$100,000
Note 2	June 10, 2015	March 13, 2016	8.0%	$28,000	$-	$-
Note 3	December 23, 2015	September 23, 2016	8.0%	$21,000	$21,000	$21,000

Total					121,000	121,000

Debt Discount					-	(9,333)

Net balance					$121,000	$111,667

The convertible notes with the maturity date that has matured at the time the financial statements are issued continued to accrue interest and no default penalties were incurred. The Company incurred $1,683 and $0 of interest expense for the quarter (3 months) ended September 30, 2016 and 2015. No convertible notes were converted as of September 30, 2016 and up to the date the financial statements are issued.

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

Based on ASC 815, the Company determined that the convertible debt contained embedded derivatives and full-ratchet provision which the Company valued the embedded derivative using the Black-Scholes method. The following table represents fair value of embedded derivative movement from the date of issuance to September 30, 2016:

Embedded Derivative Liabilities	Fair Value at Date of Issuance	Changes in Fair Value	Fair Value at September 30, 2016 (unaudited)

Note 1 – Issued in 2014	$70,334	$(42,556)	$27,778
Note 2 – Issued in 2015	$20,000	$(20,000)	$-
Note 3 – Issued in 2015	$21,000	$(15,126)	$5,874

Total		$(77,682)	$33,652

As a result of initial recording of derivative liability of $41,000 for convertible notes issued in 2015 with proceeds of $49,000 the Company recorded debt discount of $30,500 at the date of issuance of convertible note payable for issuances occurred in 2015. The Company recorded additional debt discount of $10,500 in June 2015 to true up the debt discount balance. The original debt discount amount of $30,500 should have been recorded as $41,000. The Company accretes debt discount of $41,000 for convertible notes issued in 2015 and $70,334 for convertible note issued in 2014 over the life of the convertible note. The Company recorded accretion of $5,483 and $0 for the three months ended on September 30, 2016 and 2015 which is recorded as interest expense.

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

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense. During the period from August 28, 2013 (inception) to September 30, 2016, the Company recognized no income tax related interest and penalties. The Company had no accruals for income tax related interest and penalties at September 30, 2016.

NOTE 10 - STOCKHOLDERS’ DEFICIT

As of September 30, 2016, the Company had (i) 100,000,000 Common shares authorized with a par value of $.0001 per share, of which 51,411,443 shares were issued and outstanding, and (ii) 25,000,000 shares of preferred stock, par value $.0001 per share, authorized, none of which was issued and outstanding. 8,980,047 shares of Common Stock have been issued to founders, of which, 400,016 shares were issued to the President and director as part of their consulting agreements. The shares were valued at par for a value of $898. There are 1,000,000 common shares issued to Caro Capital, LLC for services rendered in the quarter ended September 30, 2016.

NOTE 11 – RESTRICTED COMMON SHARES AND WARRANTS

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

On May 28, 2015, the Company has elected to grant warrants to certain entities and individuals in lieu of restricted common stock that has been issued.

a)     A summary of the status of the Company’s restricted common shares is presented below:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	-		-
Granted	1,760,000		$0.17
Exercised	-		-
Superseded by May 28 Stock Warrants	1,760,000		-
Outstanding at December 31, 2015		$		N/A	$-

Granted	-		-
Exercised	-		-
Forfeited or expired	-		-
Outstanding at September 30, 2016	-		$-	0.33	$-
Vested at September 30, 2016	-		$-	0.33	$-

b)     The stock warrants issued in lieu of restricted common stock granted but not yet issued is presented below:

Date Issued	Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Expiration date

May 28, 2015 (Issued in lieu of restricted common stock)	$0.011	2,720,000	3.66 years	May 27, 2020
May 28, 2015 (Issued in lieu of restricted common stock)	$0.011	25,000	3.66 years	May 27, 2020
June 16, 2015 (Issued in lieu of restricted common stock)	$0.011	2,000,000	3.71 years	June 15, 2020
July 8, 2015 (Issued in lieu of restricted common stock)	$0.011	25,000	3.77 years	July 7, 2020
July 8, 2015 (Issued in lieu of restricted common stock)	$0.011	25,000	3.77 years	July 7, 2020
August 24, 2015 (Issued in lieu of restricted common stock)	$0.011	10,000	3.90 years	August 23, 2020
February 1, 2016	$0.003	1,750,000	4.34 years	January 31,2021
February 29, 2016	$0.004	50,000	4.42 years	February 28, 2021
July 15, 2016	$0.03	1,500,000	4.79 years	July 14, 2021

Total warrants at September 30, 2016		8,105,000

The initial fair value of the new warrants issued for services in 3rd quarter, 2015 was estimated at an aggregate value of $635. The initial fair value of the new warrants issued for services in 1st quarter, 2016 was estimated at an aggregate value of $5,449. The initial fair value of the new warrants issued for services in 3rd quarter, 2016 was estimated at an aggregate value of $40,002. All warrants are vested and exercisable immediately.

The total 4,245,000 and 3,250,000 share of warrants for nine months ended on September 30, 2015 and 2016 were issued to a related party, 360 Partners. And also total 60,000 shares of warrants were issued to the company’s officers for 9 months ended on September 30, 2015.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings from time to time as part of its business. As of September 30, 2016, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition and results of operations.

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

ASC 855, “Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. During these periods, other than as set forth above, the Company did not have any material recognizable subsequent events required to be disclosed other than those disclosed in this note to the financial statements as of and for quarter ended September 30, 2016.

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

Plan of Operations

The Company's current business plan is to engage in the mining business developing graphite properties located in Namibia. As previously reported in the Company’s Form 10-K filed on April 14, 2016, the Company entered into a Joint Venture Agreement (the “JVA”) with Micron Investments Pty. Ltd. a private company based in Namibia (“Micron”) on June 8, 2015, which was subsequently amended on July 10 and July 17, 2015. Pursuant to the JVA, as amended, the Company and Micron entered into a Farm-Out Agreement on September 12, 2016. The JVA and Farm-Out Agreement require Micron to pay the Company $180,000 in cash by the end of the Farm-Out period, and to pay $1.1 million to build and operate a graphite processing plant on the Company’s Aukam site, and to cover all related operational costs until 5 months after completion of the plant. The plant construction is expected to take roughly ten months. In exchange, Micron will receive, upon achievement of certain milestones, up to a 63% interest in the mining and mineral rights held by the Company at its Aukam site. The Company plans to retain a minimum of 37% interest in the mining and mineral rights held by the Company at its Aukam site, after having purchased the 10% interest held by the Centre for Geoscience Research CC pursuant to a purchase agreement with Gazania Investments Two Hundred and Forty Two Ltd., and Centre for Geosciences Research Close Corporation, dated August 6, 2015. As a result of this acquisition, the Company now has 100% ownership rights to the prospecting license to the Aukam property.

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

The Company’s near term objectives include working towards fulfilling the orders under the LOI mentioned above. The Company and its JV Partner also plans to commence the building of the processing plant once the permanent mining license is secured, with preparation for that currently underway.

The Company expects to realize revenues from the sales planned to be made under the LOI in the near future or in 2017. However, there are no assurances that purchase orders will commence or that construction of the processing plant will be completed on schedule, if at all. There can also be no assurances that the Company can recognize any revenues under the LOI. There can also be no guaranty that the Farm-Out agreement with Micron will be consummated, or if it is consummated, that it will be on terms acceptable to the Company.

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

Additionally, the Company’s JV entered into a definitive agreement with a vertically integrated graphite producer to supply an initial 5,000 tonnes of graphite per annum, subject to receiving a full mining license, an application for which will be submitted in early 2017. The supply agreement expands upon the Letter of Intent signed in March. The agreement is for ten (10) years and the Producer has the option to renew the agreement for an additional ten (10) years.

3

Results of Operations

Operating expenses were $183,686 and $386,980 for the three and nine months ended September 30, 2016, respectively, compared to $200,545 and $295,729 for the three and nine months ended September 30, 2015, respectively. The increase was primarily due to increase in professional fee.

Other income (expense) -net, were $10,641 and $44,686 for the three and nine months ended September 30, 2016, respectively, compared to other income (expense) -net were ($7,042) and ($71,274) for the three and nine months ended September 30, 2015, respectively.  The increase in other income (expense) was due to the fluctuation of fair value of derivative liability.

Liquidity and Capital Resources

As of September 30, 2016, we had $2,738 in cash.

The Company does not currently have sufficient resources to cover ongoing expenses and expansion. From August 2013 to September 30, 2016, we consummated various private placements of our securities, which resulted in net proceeds to us of $1,600,850. We used $240,000 out of the net proceeds to make a payment to NMC under the Option Agreement in connection with the option grant closing and the option exercise closing. Under the Option Agreement, we undertook to provide at least $260,000 of working capital to or for the benefit of Gazania from the option grant closing date to September 30, 2014. We plan on raising additional funds from investors to implement our business model. In the event we are unsuccessful, this will have a negative impact on our operations.

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

Going concern

The Company's unaudited condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, it has $2,738 in cash, has losses and an accumulated deficit, and a working capital deficiency. The Company does not currently have any revenue generating operations. These conditions, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

4

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

5

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

Next Graphite, Inc.

Date: November 14, 2016	By:	/s/ Charles Bream
Name: Charles Bream
Title: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

7