Form 10-K
period 2016-12-31
Next Graphite, Inc.
filed 2017-03-31
CIK 1563315

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2016, the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and none-voting common stock held by non-affiliates of the registrant was approximately: $1,512,343 at $0.03 per share, based on the closing price on the OTCQB.

As of March 29, 2017 there were outstanding 51,411,443 shares of the registrant’s common stock, $.0001 par value.

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

On September 21, 2016, the Company issued 1,000,000 shares of its Common Stock to a service provider in exchange for services pursuant to a board consent dated September 16, 2016.

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

On December 23, 2015, the Company issued a convertible note payable with an interest rate of 8.0% per annum in the amount of $21,000. The outstanding balance and any accrued interest was due on September 30, 2016. The note was convertible at the holder’s discretion into shares of the Company’s Common Stock at the date of exercise using three days lowest stock price average times 75 percent discount. This note has not been converted. Although the note has passed its maturity date, the lender has agreed for the note to continue accruing interest at the annual rate until the note is paid in full.

Issuance of Non-Convertible Notes

On February 10, 2015, the Company issued a secured promissory note with a principal amount of $24,000 to Iron Grid Ltd. This note had a maturity date of February 9, 2016 and accrued interest at 5% per annum. This note is secured by the assets of the Company and has a default interest rate of 7%. Although the note has passed its maturity date, the lender has agreed for the note to continue accruing interest at the annual rate until the note is paid in full.

On March 31, 2015, the Company issued a secured promissory note with a principal amount of $10,000 to Pacific Seaboard Investments Ltd. This note had a maturity date of September 30, 2015 and accrued interest at 7% per annum. This note is secured by the assets of the Company and has a default interest rate of 7%. Although the note has passed its maturity date, the lender has agreed for the note to continue accruing interest at the annual rate until the note is paid in full.

On December 3rd, 2015, the Company issued a secured promissory note with a principal amount of $29,000 to Tryon and Dolores Sission Living Trust. This note had a maturity date of February 29, 2016 and accrued interest at 10% per annum. This note is secured by the assets of the Company and has a default interest rate of 10%. Although the note has passed its maturity date, the lender has agreed for the note to continue accruing interest at the annual rate until the note is paid in full.

On December 23, 2015, the Company issued a secured promissory note with a principal amount of $20,500 to Jerdan Enterprises, Inc. This note had a maturity date of February 29, 2016 and accrued interest at 10% per annum. This note is secured by the assets of the Company and has a default interest rate of 10%. Although the note has passed its maturity date, the lender has agreed for the note to continue accruing interest at the annual rate until the note is paid in full.

On March 2nd, 2016, the Company issued a secured promissory note with a principal amount of $13,500 to Jerdan Enterprises, Inc. This note had a maturity date of September 29, 2016 and accrued interest at 10% per annum. This note is secured by the assets of the Company and has a default interest rate of 10%. Although the note has passed its maturity date, the lender has agreed for the note to continue accruing interest at the annual rate until the note is paid in full.

On March 2nd, 2016, the Company issued a secured promissory note with a principal amount of $15,000 to Tryon and Dolores Sission Living Trust. This note had a maturity date of September 29, 2016 and accrued interest at 10% per annum. This note is secured by the assets of the Company and has a default interest rate of 10%. Although the note has passed its maturity date, the lender has agreed for the note to continue accruing interest at the annual rate until the note is paid in full.

On August 3rd, 2016 , the Company issued a secured promissory note with a principal amount of $10,000 to Daniel J. McClory. This note had a maturity date of September 30, 2016 and accrued interest at 6% per annum. This note is secured by the assets of the Company and has a default interest rate of 8%. Although the note has passed its maturity date, the lender has agreed for the note to continue accruing interest at the annual rate until the note is paid in full.

On August 3rd, 2016, the Company issued a secured promissory note with a principal amount of $7,500 to Iron Grid Ltd. This note had a maturity date of September 30, 2016 and accrued interest at 6% per annum. This note is secured by the assets of the Company and has a default interest rate of 8%. Although the note has passed its maturity date, the lender has agreed for the note to continue accruing interest at the annual rate until the note is paid in full.

On September 9, 2016, the Company issued a secured promissory note with a principal amount of $7,500 to Iron Grid Ltd. This note had a maturity date of March 9, 2017 and accrued interest at 6% per annum. This note is secured by the assets of the Company and has a default interest rate of 8%. Although the note has passed its maturity date, the lender has agreed for the note to continue accruing interest at the annual rate until the note is paid in full.

On October 13, 206, the Company issued a secured promissory note with a principal amount of $10,000 to Iron Grid Ltd. This note had a maturity date of April 13, 2017 and accrued interest at 6% per annum. This note is secured by the assets of the Company and has a default interest rate of 8%. Although the note has passed its maturity date, the lender has agreed for the note to continue accruing interest at the annual rate until the note is paid in full.

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

On August 24, 2015, the Company issued an unsecured promissory note with a principal amount of $1,000 to Charles C. Bream. This note had a maturity date of November 24, 2015 and accrued interest at 7% per annum and has a default interest rate of 8%. Although the note has passed its maturity date, the lender has agreed for the note to continue accruing interest at the annual rate until the note is paid in full.

On August 1st, 2016, the Company issued an unsecured promissory note with a principal amount of $10,000 to Charles C. Bream. This note had a maturity date of September 30, 2016 and accrued interest at 6% per annum and has a default interest rate of 8%. Although the note has passed its maturity date, the lender has agreed for the note to continue accruing interest at the annual rate until the note is paid in full.

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

On May 28, 2015, the Company issued a warrant to a service provider in exchange for services to purchase 2,245,000 shares of the Company’s Common Stock with an exercise price of $0.011 and a term of five years.

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

On February 1st, 2016, the Company issued a warrant to a service provider in exchange for services to purchase 1,750,000 shares of the Company’s Common Stock with an exercise price of $0.003 and a term of five years.

On February 1st, 2016, the Company issued a warrant to a service provider in exchange for services to purchase 3,000,000 shares of the Company’s Common Stock with an exercise price of $0.003 and a term of five years.

On February 29, 2016, the Company issued a warrant to a service provider in exchange for services to purchase 50,000 shares of the Company’s Common Stock with an exercise price of $0.004 and a term of five years.

On July 15, 2016, the Company issued a warrant to a service provider in exchange for services to purchase 1,500,000 shares of the Company’s Common Stock with an exercise price of $0.03 and a term of five years.

Company’s Corporate Structure

Gazania Investments Two Hundred and Forty Two (Proprietary) Limited is now a 100% wholly-owned Namibia subsidiary of African Graphite, Inc. AGI is a 100% wholly-owned Nevada subsidiary Next Graphite, Inc., also a Nevada corporation.

Going concern

The Company's consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, it has $9,299 in cash, has recurring losses and an accumulated deficit, and a working capital deficiency. The Company does not currently have any revenue generating from operations. These conditions, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meets its financial requirements, raise additional capital, and the success of its future operations. The consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

Management believes they will have sufficient funds to support their business based on the following: (a) the joint venture agreement signed in June 2015 which calls for our joint venture partner to provide cash payments to the Company, cover certain operating expenses, and build a processing facility; (b) revenues derived from a 10-year graphite supply agreement entered into with a vertically integrated graphite producer on October 16, 2016; and (c) the ability to raise additional funds needed to support our business plan. Management intends to seek new capital from owners and related parties to provide needed funds, as necessary. However, there can be no assurance that the Company can raise any additional funds, or if it can, that such funds will be on terms acceptable to the Company.

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

New Business Relationships

In June 2015 the Company entered into a Joint Venture Agreement (“JVA”) with CKR Carbon Corporation (“CKR”; which acquired the original JV firm, Micron Investments Pty. Ltd]. It requires our joint venture partner to provide the Company with $180,000 in cash, to spend $1.1 million dollars towards building a graphite processing plant, and to cover all plant operational expenses for the first five months of commercial operations. In exchange, our partner will receive, upon achievement of certain milestones, up to a 63% interest in the mining and mineral rights held by the Company.

In October 2016, our JV partner signed a definitive agreement with a vertically integrated graphite producer to supply an initial 5,000 tonnes of graphite per annum, subject to receiving a full mining license, an application which will be submitted in early 2017. The supply agreement expands upon the Letter of Intent signed in March. The agreement is for ten (10) years and the Producer has the option to renew the agreement for an additional ten (10) years.

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

The Industry

By the end of 2016, global sales of graphite are estimated to be valued at US$ 14.7 billion, a nine percent increase year on year over 2015, and is expected to reach $17.56 billion by 2020.The major drivers behind the growth of the graphite market include increasing use of high-end graphite in batteries, the growing demand of graphite in the steel industry, and increasing use of graphite in the automotive industry. At the same time, increase in electric vehicle ownership is expected to propel the lithium-ion market. The commercial acceptance of graphene is anticipated to provide further opportunities for the graphite market in near future.

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

Our Strategy

As mentioned, the Company has entered into a Joint Venture and Farm Out Agreement to re-launch mining production and on-site processing at an estimated cost, from inception, of approximately $3,000,000, with almost $1,300,000 of that now coming from our Joint Venture partner. The completed, re-opened mine will initially be targeting an estimated 5,000 tonnes of annual production of processed-graphite. This will be preceded by the sale of unprocessed graphite to generate revenues and necessary pre-plant revenues.

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

In 2016 our joint activities have included: (i) successful completion of our bulk sampling program; (ii) exploration sampling and blasting of underground veins; (iii) continued engineering and extraction from the adits to add material to our stockpile, first for upcoming sales of pre-processed graphite and then for sale as processed graphite once our plant is up and running; (iv) the signing of a 10-year graphite supply agreement (v) work on a comprehensive Environmental Impact Analysis and a feasibility study to determine the extent of graphitic material we have underground.

Recent Developments

Our JV completed a ground electromagnetic (EM) survey in early 2017 that showed a 700 meter long anomaly extending east-northeast along strike from the known graphite deposit at Aukam. It suggests the possibility of additional near surface graphite mineralization.

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

The Company’s costs of operation will also be largely influenced by the factors noted above such as quality, quantity, concentration, and cost of extraction. Based on our initial planned small-scale operation, the cost to build our processing plant are estimated to be approximately $700,000 and is planned to be provided by our Joint Venture partner. We anticipate the Company’s on-going costs of operation will be relatively low given our low Namibian labor costs and low extraction costs based on testing to date.

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

The Company has an Exclusive Prospecting License. We will be required to comply with the foregoing government regulations. An Environmental Impact Analysis was prepared and accepted by the Namibia Ministry of Environment and Tourism on September 22, 2014. In February 2016 Next Graphite received a Conditional Renewal of its exclusive prospecting license from the Namibian Ministry of Mines and Energy. On May 4, 2016, the Company was issued the formal renewal of its EPL 3895 license.

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

Employees

As of December 31, 2016, the Company and its subsidiaries had no employees. The Company utilizes the services of consultants and advisors. These include its principal executive officer, chief financial officer, geological personnel, accountants, and attorneys. Some of these positions, especially those of a technical nature, may be converted to employment if and when the Company's business requires and resources permit.

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

The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our consolidated financial statements may not be comparable to companies that comply with public company effective dates.

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

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1), which allows us to delay adoption of new or revised accounting standards that have different effective dates for public and private until those standards apply to private companies. As a result of this election, our consolidated financial statements may not be comparable to companies that comply with public company effective dates.

ITEM 2.	PROPERTIES

The Company’s direct 100% owned subsidiary Gazania owns a 100% undivided interest in the exclusive prospecting license No. 3895 known as AUKAM originally issued to Centre by the government of the Republic of Namibia on April 4, 2011 and renewed on May 4, 2016 (the “License”). The License grants the right to conduct prospecting operations, bulk sampling and pilot production in the license area called AUKAM located in southern Namibia in the Karas Region within the Betaine district. The license area covers 96,000 acres. In February 2016, Next Graphite received a Conditional Renewal of its exclusive prospecting license from the Namibian Ministry of Mines and Energy; The final step in obtaining Formal Renewal is for the Ministry to give approval to Next Graphite’s “Proposal for fulfilling Ministry of Mines and Energy conditions of renewal of EPL 3895.” On May 4, 2016 the Company was issued the formal renewal of its license EPL 3895.

In June 2015, the Company acquired the remaining 10% ownership rights of the 96,000 acre Aukam property and graphite mine from the Centre for Geoscience Research CC pursuant to a purchase agreement (the “Purchase Agreement”) with Gazania Investments Two Hundred and Forty Two Ltd., and Centre for Geosciences Research Close Corporation, dated August 6, 2015. As a result of this acquisition, the Company gained 100% ownership rights to the prospecting license to the Aukam property.

The property is named after the Aukam Farm where it is located. A land use and royalty agreement was reached with the landowner on July 15, 2014, inclusive of land lease, boring and trenching and water usage compensation, and gross royalties once mining commences Under the laws of Namibia, the grant of a mining license guarantees access to the land where a mineral deposit is located.

The Company has a leasehold interest to the land covering the Aukam graphite project within financially sound terms. An unrelated party, with whom the Company has a leasehold interest, owns the land lot on which the Aukam Graphite project is located. The leasehold makes provisions for the Company to conduct its operations. Under the laws of Namibia, the grant of a mining license guarantees access to the land where a mineral deposit is located. The financial terms of such access are negotiated directly with the landowner.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On August 25, 2014, the Company filed a complaint in the Supreme Court of the State of New York in Nassau County against Wall Street Relations, Inc. (“WSR”). On March 20, 2014, the Company entered into a consulting agreement (the “Consulting Agreement”) with WSR. Under the Consulting Agreement, WSR agreed to provide to the Company public relations, communications, advisory and consulting services for fees of $500,000 (the “Fees”). For the services to be rendered under the Consulting Agreement, the Company paid to WSR $500,000 in cash. On June 20, 2014, the Company terminated the Consulting Agreement because the Company believed that WSR failed to perform its obligations under the Consulting Agreement. The Company therefore terminated the Consulting Agreement and demanded WSR’s repayment of the Fees but to no avail. The Company’s claim against WSR seeks, among other things, monetary damages of $500,000 and interests, costs and attorney’s fees. The Company’s attorney’s handling this case have recently resigned on March 23, 2016, and the Company is in the process of entering into an engagement with a new firm to pursue this lawsuit. There has been no activity since the lawsuit was filed. The Company intends to vigorously prosecute its claims against WSR.

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

Fiscal Year 2016	High	Low
First Quarter	$0.06	$0.003
Second Quarter	$0.07	$0.032
Third Quarter	$0.071	$0.03
Fourth Quarter	$0.055	$0.03

As of March 13, 2017, the last sale price reported on the OTCQB for the Company’s Common Stock was $0.06 per share.

As of March 13, 2017, we had approximately 58 shareholders of record. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

On September 21, 2016, the Company issued 1,000,000 shares of its Common Stock to a service provider in exchange for services pursuant to a board consent dated September 16, 2016.

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

On December 23, 2015, the Company issued a convertible note payable with an interest rate of 8.0% per annum in the amount of $21,000. The outstanding balance and any accrued interest was due on September 30, 2016. The note was convertible at the holder’s discretion into shares of the Company’s Common Stock at the date of exercise using three days lowest stock price average times 75 percent discount. This note has not been converted. Although the note has passed its maturity date, the lender has agreed for the note to continue accruing interest at the annual rate until the note is paid in full.

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

On May 28, 2015, the Company issued a warrant to a service provider in exchange for services to purchase 2,245,000 shares of the Company’s Common Stock with an exercise price of $0.011 and a term of five years.

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

On February 1st, 2016, the Company issued a warrant to a service provider in exchange for services to purchase 1,750,000 shares of the Company’s Common Stock with an exercise price of $0.003 and a term of five years.

On February 1st, 2016, the Company issued a warrant to a service provider in exchange for services to purchase 3.000,000 shares of the Company’s Common Stock with an exercise price of $0.003 and a term of five years.

On February 29, 2016, the Company issued a warrant to a service provider in exchange for services to purchase 50,000 shares of the Company’s Common Stock with an exercise price of $0.004 and a term of five years.

On July 15, 2016, the Company issued a warrant to a service provider in exchange for services to purchase 1,500,000 shares of the Company’s Common Stock with an exercise price of $0.03 and a term of five years.

The foregoing issuances of the Company’s securities described herein were effectuated pursuant to the exemption from the registration requirements of the 1933 Act provided by Section 4(2) of the Act and Rule 506(b) of Regulation D promulgated thereunder.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal years ended December 31, 2016 and 2015.

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

Plan of Operations

The Company's current business plan is to engage in the mining business developing graphite properties located in Namibia. As previously reported in the Company’s 2015 Form 10-K filed on April 14, 2016, the Company entered into a Joint Venture Agreement (the “JVA”) with Micron Investments Pty. Ltd. a private company based in Namibia (“Micron”) on June 8, 2015, which was subsequently amended on July 10 and July 17, 2015. Pursuant to the JVA, as amended, the Company and Micron entered into a Farm-Out Agreement on September 12, 2016. The JVA and Farm-Out Agreement require Micron to pay the Company $180,000 in cash by the end of the Farm-Out period, and to pay $1.1 million to build and operate a graphite processing plant on the Company’s Aukam site, and to cover all related operational costs until 5 months after completion of the plant. The plant construction is expected to take roughly ten months. In exchange, Micron will receive, upon achievement of certain milestones, up to a 63% interest in the mining and mineral rights held by the Company at its Aukam site. The Company plans to retain a minimum of 37% interest in the mining and mineral rights held by the Company at its Aukam site, after having purchased the 10% interest held by the Centre for Geoscience Research CC pursuant to a purchase agreement with Gazania Investments Two Hundred and Forty Two Ltd., and Centre for Geosciences Research Close Corporation, dated August 6, 2015. As a result of this acquisition, the Company gained100% ownership rights to the prospecting license to the Aukam property.

As previously reported in the Company’s 2015 Form 10-K filed on April 14, 2016, in July of 2015 Micron was acquired by CKR Carbon Corporation, a Canadian based corporation, formerly known as Caribou King Resources, Ltd. (“CKR”). The Company signed a Farm Out agreement with CKR on September 12, 2016 that detailed work that the two companies would accomplish to get to the production phase of processed graphite on the site.

The JVA and Farm-Out Agreement call for CKR and the Company, prior to commencing the manufacturing of processed graphite, to begin processing immediately available surface dumps, which contain large quantities of high-grade graphite lumps, and develop its three existing adits as well as other locations on the Company’s 96,000 acre Aukam site. Favorable laboratory results were realized in 2015 and engineering and research continued on the adits in 2016.

The joint venture has completed a bulk-sampling program at Aukam, and the JV has a definitive agreement to sell the graphitic material produced during the program. Findings to date have reinforced Next's intent to put the historical mine back into production. The Company is working to transition from its current exploratory license to a full mining license and build a new graphite processing facility. Progress towards obtaining that license was significant by the end of 2016 with a Technical Report finished in September and both an Environmental Impact Analysis and Feasibility Study well underway.

Prior to entering into the JVA, the Company was constrained by a lack of working capital. That situation could continue until the Company generates its first revenues. The Company anticipates that it will need to raise additional capital until then. There can be no assurance that such capital will be available to the Company when needed.

Recent Developments

Our JV completed a ground electromagnetic (EM) survey in early 2017 that showed a 700 meter long anomaly extending east-northeast along strike from the known graphite deposit at Aukam. It suggests the possibility of additional near surface graphite mineralization.

The Company was constrained by a lack of working capital in 2016. However, it believes that sales orders commencing in the near future, along with financial commitments of our JV partner, CKR, provides the funding necessary for the Company to (a) build our initial 5,000 tonne/year processing facility, which the Company believes should be operational in the fourth quarter of 2017 or the first fiscal quarter of 2018, (b) allow mining operations to commence in earnest, and (c) provide the Company with adequate working capital to sustain and build operations.

Results of Operations

We did not have any revenues since inception. We realized a net loss of $425,870 and $420,543 for the years ended December 31, 2016 and 2015. Our operating expenses primarily consist of professional fees paid to outside consultants and interest expenses related to various notes payable and convertible debt for the years ended December 31, 2015 and 2014.

Liquidity and Capital Resources

As of December 31, 2016 and 2015, we had $9,299 and $15,563, respectively, in cash.

The Company does not currently have sufficient resources to cover ongoing expenses and expansion. Since August 29, 2013 (inception) to December 31, 2016, we consummated various private placements of our securities and convertible notes to assist in funding its working capital needs. We plan on raising additional funds from investors to implement our business model. In the event we are unsuccessful, this will have a negative impact on our operations.

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

Critical Accounting Policies

Going concern

The Company's consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. We have $9,299 in cash with losses, an accumulated deficit, and a working capital deficiency. The Company does not currently have any revenue generating operations. These conditions, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to, meets its financial requirements, raise additional capital, and the success of its future operations. The consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

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

The Company's consolidated audited financial statements for the fiscal years ended December 31, 2016 and 2015, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.

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

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information as of March 30, 2017 concerning our directors and executive officers:

Name	Age	Position

Michael Doron	55	Chairman, Director and Secretary

Charles C. Bream	72	Director, President & Chief Executive Officer, Chief Financial Officer and Treasurer

Michael Doron, age 55, is an accomplished corporate leader with executive level experience in the financing of small to mid-cap private and public companies. Currently based in Stockholm, Sweden, he is also Managing Partner at DDR & Associates, a business development firm specializing in pre-IPO companies. Previously Mr. Doron was Co-Founder and a Partner in Evolution Capital, a private firm working in conjunction with DDR, and specializing in providing capital to publicly held companies using various debt instruments. He serves on the Board of Directors of MusclePharm Corp (NASDAQ: MSLP), and GASE Energy, Inc. (OTCQB: GASE). We believe that Mr. Doron’s qualifications and his extensive experience with emerging public companies provide a unique perspective for our board.

Charles C. Bream, age 72, is a seasoned executive, turnaround expert, and investor with over 30 years of experience leading companies in the telecommunications, computer, office products, and packaged goods sectors. He has managed public and private companies as president/CEO, has served as a senior executive at Fortune 500 corporations, and has worked in environments ranging in revenue from $1 million to over $15 billion. Mr. Bream was appointed President and CEO of Next Graphite, Inc. in November 2013. Prior to this he served as Senior Managing Director at a national specialty financial advisory services firm, and as Senior Managing Director at a turnaround and restructuring firm. Mr. Bream holds a B.S. in Electrical Engineering from the United States Naval Academy and earned an MBA from the Wharton School of Business, University of Pennsylvania. We believe that Mr. Bream’s qualifications and his extensive business experience position him well as our director and President/CEO.

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

Below is the information with respect to failures of directors, officers and/or beneficial owners of more than ten percent of any class of equity securities of the Company to timely file reports under Section 16(a) during fiscal year 2015:

Name	Form Type	Date of Reporting Event	Required Filing Date

Charles C. Bream III	Form 4	05/28/2015	05/30/2015
Charles C. Bream III	Form 4	06/16/2015	06/18/2015
Charles C. Bream III	Form 4	08/24/2015	08/26/2015
Charles C. Bream III	Form 4	07/8/2015	07/10/2015
Michael Doron	Form 4	05/28/2015	05/30/2015

ITEM 11.	EXECUTIVE COMPENSATION

The following is a summary of the compensation we paid to our executive officers, for the two fiscal years ended December 31, 2016 and 2015.

Summary Compensation Table

Name and Position	Year	Salary ($)	Stock Awards ($)	Option Awards	All Other Compensation	Total ($)
Charles C. Bream(1)	2016	$-	$0			$0
CEO, CFO and Director of the Company	2015	$28,500	385			28,885

(1)	Mr. Bream was appointed as the President/Chief Executive Officer, Chief Financial Officer and Director of the Company on November 14, 2013.

Compensation Discussion and Analysis

Overview

We intend to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

Consultant Agreements

On September 2, 2013, AGI and 360 Partners, LLC (the “Consultant”) entered into an independent consultant agreement for the service of Mr. Charles C. Bream, the principal of the Consultant as AGI’s President/Chief Executive Officer, Chief Financial Officer, Director and Treasurer for a term of six months. On November 14, 2013 he was appointed to the same positions at the Company. The agreement is automatically renewable for additional six months unless either party notifies the other at least 30 days prior to the end of the term of an intention to terminate. Under the original agreement, the Consultant was originally compensated with a monthly cash compensation of US$3,000, payable in arrears. The Consultant also received 38,462 shares of AGI’s common stock that were exchanged for approximately 300,004 shares of the Company’s common stock on November 14, 2103, which are not subject to any vesting conditions or subject to forfeiture which he deferred most of in 2015. The Consultant received an aggregate of $9,500 in cash as compensation pursuant to the aforementioned agreement and resolution at the ended of December 31, 2016.

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

Director Compensation

The following table reflects the compensation of the directors (other than the named executive officers) including director fees and consulting fees for the Company’s fiscal years ended December 31, 2015 and 2014:

Name and Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards	All Other Compensation	Total ($)
Michael Doron(2)	2016	$-	$-			$-
	2015	$15,500	$250			$15,750

(1)	The amounts in these columns represent the compensation cost of stock awards granted during the fiscal year ended December 31, 2016 and 2015, except that these amounts do not include any estimate of forfeitures. The amount recognized for these awards was calculated based on the value of the stock awards at the time of vesting.
(2)	Mr. Doron was appointed as our Chairman and Director of the Company on November 14, 2013

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

Name	Office	Shares Beneficially Owned(1)	Percent of Class(2)

Officers and Directors
Michael Doron(4)	Chairman, Director and Secretary	325,012	*

Charles C. Bream(3)	Director, CEO, CFO and Treasurer	7,830,004	*

All officers and directors as a group (2 persons named above)		8,155,016	*

5% Securities Holders

None.

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report 51,411,443, and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on 51,411,443 shares of the Company’s common stock outstanding.

(3)	Includes 300,004 shares of Common Stock and 7,530,000 shares of Common Stock issuable upon the exercise of warrants held by such holder held by 360 Partners, LLC, an entity in which Charles C. Bream is a Managing Partner.

(4)	Includes 100,012 shares of Common Stock held my Michael Doron and 225,000 shares of Common Stock issuable upon the exercise of warrants held by Alta Nordic, LLC, an entity in which Mr. Doron is the managing director.

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

On July 8, 2015, 360 Partners was issued a warrant to purchase 25,000 shares of the Company’s Common Stock with a five year term and an exercise price of $.005. The warrant was issued pursuant to an unsecured promissory note with a principal amount of $2,500 issued on July 8, 2015 to Charles C. Bream. On August 24, 2015, 360 Partners was issued a warrant to purchase 10,000 shares of the Company’s Common Stock with a five-year term and an exercise price of $0.011. The warrant was issued pursuant to an unsecured promissory note with a principal amount of $1,000 issued on August 24, 2015 to Charles C. Bream. On June 16, 2015, the Company issued 360 Partners a warrant to purchase 2,000,000 shares of the Company’s Common Stock with a five-year term and an exercise price of $.008. The warrant was issued pursuant to a board consent dated June 16, 2015. On May 28, 2015, the Company issued a warrant to 360 Partners to purchase 2,245,000 shares of the Company’s Common Stock with an exercise price of $0.011 and a term of five years. The warrant was issued in exchange for services provided to the Company pursuant to a board consent dated May 28, 2015. On February 1st, 2016 , the Company issued a warrant to 360 Partners to purchase 1,750,000 shares of the Company’s Common Stock with an exercise price of $0.003 and a term of five years. The warrant was issued in exchange for services provided to the Company pursuant to a board consent dated February 1st, 2016. On February 1st, 2016 , the Company issued a warrant to 360 Partners to purchase 3,000,000 shares of the Company’s Common Stock with an exercise price of $0.003 and a term of five years. The warrant was issued in exchange for services provided to the Company pursuant to a board consent dated June 16, 2 015. On July 15, 2016 , the Company issued a warrant to 360 Partners to purchase 1,500,000 shares of the Company’s Common Stock with an exercise price of $0.03 and a term of five years. The warrant was issued in exchange for services provided to the Company pursuant to a board consent dated July 15, 2016.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following lists fees billed by the auditors for the Company, for the years ended December 31, 2016 and 2015:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2016	$24,295	-	-	-
2015	$22,500	-	-	-

●	Audit Fees. Represents fees for professional services provided for the audit of the Company’s annual consolidated financial statements and review of its quarterly financial statements, and for audit services provided in connection with other statutory or regulatory filings.

●	Audit-Related Fees. Represents fees for assurance and other services related to the audit of Company’s consolidated financial statements.

●	Tax Fees. Represents fees for professional services provided primarily for tax compliance and advice.

●	All Other Fees. Represents fees for products and services not otherwise included in the categories above.

In the event that we should require substantial non-audit services, the audit committee would pre-approve such services and fees.

PART IV

ITEM 15.	EXHIBITS

(a) Financial Statements and Schedules

The following consolidated financial statements and schedules listed below are included in this Form 10-K.

(b) Exhibits

Number	Description

2.1	Share Exchange Agreement (1)

3.1	Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (3)

3.3	By-Laws of the Company (2)

4.1	Specimen of Common Stock Certificate (4)

4.2	Form of Secured Convertible Note dated October 2, 2014(5)

4.3	Form of Secured Convertible Note dated February 10, 2015(5)

10.1	Form of Option Agreement by and between AGI and NMC (1)

10.2	Form of Subscription Agreement by and among the Company and investors (1)

10.3	Stock Purchase Agreement by and between AGI and Mohsin Mulla (1)

10.4	Independent Consultant Agreement by and between AGI and Michael Doron (1)

10.5	Independent Consultant Agreement by and between AGI and 360 Partners, LLC (1)

10.6	Purchase Agreement with Gazania Investments Two Hundred and Forty Two Ltd., and Centre for Geosciences Research Close Corporation, dated August 6, 2015 (6)

21.1	List of Subsidiaries (4)

31.1	Certifications of Charles C. Bream pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Charles C. Bream pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive data files pursuant to Rule 405 of Regulation S-T**

Footnotes:

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 20, 2013.

(2)	Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on December 5, 2012.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 18, 2013.

(4)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on April 15, 2014.

(5)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 31, 2015.

(6)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on April 14, 2016.

*	Filed herewith

**	Users of this data are advised pursuant to Rule 406T of Regulation S-X that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Next Graphite, Inc.

Date: March 30, 2017	By:	/s/ Charles C. Bream
	Name:	Charles C. Bream
	Title:	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name and Title	Date

/s/ Charles C. Bream	March 30, 2017
Charles C. Bream
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Doron	March 30, 2017
Michael Doron, Chairman and Director

Next Graphite, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Next Graphite, Inc.

We have audited the accompanying consolidated balance sheets of Next Graphite, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Next Graphite, Inc. as of December 31, 2016 and 2015, and the results of their consolidated operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anton & Chia, LLP

Newport Beach

March 30, 2017

NEXT GRAPHITE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$9,299	$15,563
Total current assets:	9,299	15,563

Total assets	$9,299	$15,563

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$407,913	$206,303
Accrued interest payable	28,770	8,413
Notes payable, net of debt discount of $1,517 and $7,333 respectively	145,483	76,167
Note payable - related party	16,000	6,000
Convertible note payable, net of debt discount of $0 and $9,333 respectively	121,000	111,667
Fair value of derivative liability - beneficial conversion feature	38,756	107,690
Deposit	132,971	60,491
Total current liabilities	890,893	576,731

Total liabilities	890,893	576,731

Stockholders’ deficit:
Preferred stock authorized 25,000,000 shares, $.0001 par value, no shares issued and outstanding at December 31, 2016 and December 31, 2015.	-	-
Common stock authorized 100,000,000 shares, $.0001 par value, 51,411,443 and 50,411,443 shares issued and outstanding at December 31, 2016 and December 31, 2015.	5,141	5,041
Additional paid-in capital	4,175,170	4,069,826
Accumulated deficit	(5,061,905)	(4,636,035)
Total stockholders' deficit	(881,594)	(561,168)

Total liabilities and stockholders' deficit	$9,299	$15,563

The accompanying notes are an integral part of these consolidated financial statements.

NEXT GRAPHITE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ending December 31,
	2016	2015

Net Sales	$-	$-

Operating expenses:
Professional fees	389,196	248,034
Stock based compensation	54,444	22,910
Selling, general, and administrative	29,576	51,243
Total operating expenses	473,216	322,187

Loss from operations	(473,216)	(322,187)

Other income (expenses):
Changes in fair value of derivative	79,434	(6,856)
Other income	16,003	-
Interest expense	(48,091)	(91,500)
Income before income taxes	(425,870)	(420,543)
Income tax provision	-	-

Net loss applicable to common shares	$(425,870)	$(420,543)

Net Loss Per Basic and Diluted Shares	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	$47,509,526	$73,257,460

The accompanying notes are an integral part of these consolidated financial statements.

NEXT GRAPHITE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

					Total
			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2014	50,411,443	5,041	4,046,916	(4,215,492)	(163,535)

Stock compensation expense	-	-	22,910	-	22,910
Net loss	-	-	-	(420,543)	(420,543)

Balance at December 31, 2015	50,411,443	$5,041	$4,069,826	$(4,636,035)	$(561,168)

Stock compensation expense	-	-	54,444	-	54,444
Share based compensation- shares issued for vendor services	1,000,000	100	50,900	-	51,000
Net loss	-	-	-	(425,870)	(425,870)

Balance at December 31, 2016	51,411,443	$5,141	$4,175,170	(5,061,905)	(881,594)

The accompanying notes are an integral part of these consolidated financial statements.

NEXT GRAPHITE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ending December 31,
	2016	2015

Operating Activities:
Net loss	$(425,870)	(420,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for services	100	-
Stock compensation	54,444	22,910
Interest expense - note payable	27,690	5,305
Interest expense - amortization of convertible note discount	19,833	61,775
Changes in fair value of convertible note	(79,434)	20,856
Changes in assets and liabilities:
Accounts payable and accrued liabilities	201,610	143,724
Net cash used in operating activities	(201,627)	(165,973)

Financing Activities:
Proceeds from issuance of convertible note	-	49,000
Payments from retirement of convertible note	-	(28,000)
Proceeds from issuance of common stock	50,900	-
Proceeds from issuance of note	61,983	76,167
Proceeds from issuance of note to related party	10,000	6,000
Proceeds from deferred license income	72,480	60,491
Net cash provided by financing activities	195,363	163,658

Net decrease in cash	(6,264)	(2,315)

Cash, beginning of Year	15,563	17,878

Cash, end of Year	$9,299	$15,563

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEXT GRAPHITE, INC.

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred $5,061,905 in accumulated deficit since its inception, and has generated no operating revenue, which could raise substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition and Deferred Revenue

The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. The Company did not have product sales for the years ended December 31, 2016 and 2015.

The Company had deferred revenue in the amount of $132,971 and $60,491 as of December 31, 2016 and 2015. The deferred revenue represents customer deposit to the Joint Venture Agreement.

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

The Company is not aware of any events or changes in circumstances during the years ended December 31, 2016 and 2015.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued a new standard on disclosure of uncertainties about an entity's ability to continue as a going concern. The new standard provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements. Additionally, an entity must provide certain disclosures if there is substantial doubt about the entity's ability to continue as a going concern. The new standard will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016, and for annual period and interim periods thereafter. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statement.

In March 2016, the FASB issued a new standard on accounting for share-based payments. The new standards update which simplifies the accounting for share-based payment transactions, inclusive of income tax accounting and disclosure considerations. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016 and is required to be applied retrospectively to all impacted share-based payment arrangement. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statement.

In May 2014, the FASB issued an accounting standards update which modifies the requirements for identifying, allocating, and recognizing revenue related to the achievement of performance conditions under contracts with customers. This update also requires additional disclosure related to the nature, amount, timing, and uncertainty of revenue that is recognized under contracts with customers. This guidance is effective for fiscal and interim periods beginning after December 15, 2017 and is required to be applied retrospectively to all revenue arrangements. The Company is currently assessing the effects this guidance may have on its consolidated financial statements.

Other recently issued accounting standards are not expected to have a material effect on the Company's consolidated financial statements.

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

As of December 31, 2016, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

Description	Level 1	Level 2	Level 3

Beneficial conversion feature liability	$-	$-	$38,756

As of December 31, 2015, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

Description	Level 1	Level 2	Level 3

Beneficial conversion feature liability	$-	$-	$107,690

NOTE 5 – ACCOUNTS PAYABLE

As of December 31, 2016 and 2015, the Company’s accounts payable was primarily made up of professional fees.

NOTE 6 – NOTES PAYABLE

The Company had the following notes payable as of December 31, 2016 and 2015:

		Interest	Balance at December 31,
Issuance Date	Maturity Date	Rate	2016	2015

February 10, 2015	February 9, 2016	7.0%	$24,000	$24,000
March 31, 2015	September 30, 2015	7.0%	10,000	10,000
December 3, 2015	February 29, 2016	10.0%	29,000	29,000
December 23, 2015	September 29, 2016	10.0%	20,500	20,500
March 2, 2016	September 29, 2016	10.0%	13,500	-
March 2, 2016	September 29, 2016	10.0%	15,000	-
August 3, 2016	September 30, 2016	8.0%	10,000	-
August 3, 2016	September 29, 2016	8.0%	7,500	-
September 9, 2016	March 3, 2017	6.0%	7,500	-
October 13, 2016	April 13, 2017	6.0%	10,000	-

Total			$147,000	$83,500

Original issuance discount			(1,517)	(7,333)

Total			$145,483	$76,167

The notes payable with the maturity date that has matured at the time the consolidated financial statements are issued continued to accrue interest and no default penalties were incurred. Interest expense for notes payable amounted to $12,272 and $1,625 for the years ended December 31, 2016 and 2015, respectively.

NOTE 7 – NOTE PAYABLE – RELATED PARTY

The Company had the following related party notes payable as of December 31, 2016 and 2015:

				Balance at December 31,
Description	Issuance Date	Maturity Date	Interest Rate	2016	2015

Michael J. Doron	July 8, 2015	September 8, 2015	8.0%	$2,500	$2,500
Charels C. Bream III	July 8, 2015	September 8, 2015	8.0%	2,500	2,500
Charels C. Bream III	August 24, 2015	November 23, 2015	8.0%	1,000	1,000
Charels C. Bream III	August 1, 2016	September 30, 2016	8.0%	10,000	-

Total				$16,000	$6,000

The notes payable to related parties with the maturity date that has matured at the time the consolidated financial statements are issued continued to accrue interest and no default penalties were incurred. Interest expense for notes payable – related party amounted to $991 and $210 for the years ended December 31, 2016 and 2015, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

The Company issued convertible notes payable in 2014 and 2015. The outstanding balance and any accrued interest is due on maturity date. Under the agreement, the note can be convertible at the holder’s discretion into common shares of the Company’s stock at a 25% discount to the price at the date of exercise.

The Company’s convertible notes payable is as follows:

Convertible Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2016

Note 1	October 2, 2014	December 31, 2015	7.0%	$100,000	$100,000
Note 2	June 10, 2015	March 13, 2016	8.0%	$28,000	-
Note 3	December 23, 2015	September 23, 2016	16.0%	21,000	21,000

Total					121,000

Debt Discount					-

Net balance					$121,000

The convertible note with the maturity date that has matured at the time the consolidated financial statements are issued continued to accrue interest and no default penalties were incurred. No convertible notes were converted as of December 31, 2016 and up to the date the consolidated financial statements are issued.

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

Based on ASC 815, the Company determined that the convertible debt contained embedded derivatives and full-ratchet provision which the Company valued the embedded derivative using the Black-Scholes method. The following table represents fair value of embedded derivative movement from the date of issuance to December 31, 2016:

Beneficial Conversion Feature Liability	Fair Value at Date of Issuance	Changes in Fair Value 2016	Fair Value at December 31, 2016

Note 1 – Issued in 2014	$70,334	$(34,778)	$35,556
Note 2 – Issued in 2015	$20,000	(20,000)	-
Note 3 – Issued in 2015	$21,000	(17,800)	3,200

Total		$(72,578)	$38,756

As a result of initial recording of derivative liability of $41,000 for convertible notes issued in 2015 with proceeds of $49,000 the Company recorded debt discount of $30,500 at the date of issuance of convertible note payable for issuances occurred in 2015. The Company recorded additional debt discount of $10,500 in June 2015 to true up the debt discount balance. The original debt discount amount of $30,500 should have been recorded as $41,000. The Company accretes debt discount of $41,000 for convertible notes issued in 2015 and $70,334 for convertible note issued in 2014 over the life of the convertible note. The Company recorded accretion of $15,507 and $ 91,500 for the year ended on December 31, 2016 and 2015 which is recorded as interest expense.

The following table represents fair value of embedded derivative movement from the date of issuance to December 31, 2015:

Beneficial Conversion Feature Liability	Fair Value at Date of Issuance	Changes in Fair Value 2015	Fair Value at December 31, 2015

Note 1 – Issued in 2014	$70,334	$5,856	$76,190
Note 2 – Issued in 2015	$20,000	(20,000)	-
Note 3 – Issued in 2015	$10,500	21,000	31,500

Total		$6,856	$107,690

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

NOTE 9 – INCOME TAXES

The Company had no income tax expense for the years ended December 31, 2016 and 2015. Due to uncertainties surrounding the realization of its deferred income tax assets in future periods, the Company has recorded a 100% valuation allowance against its net deferred income tax assets. If it is determined in the future that it is more likely than not that any deferred income tax assets are realizable, the valuation allowance will be reduced by the estimated net realizable amounts.

The tax effect of temporary differences and net operating losses that give rise to components of deferred income tax assets and liabilities consist of the following:

	As of December 31,
	2016	2015
Deferred income tax assets (liability):
Share based compensation and Stock warrant	909,529	891,018
Derivative liability	(24,677)	2,331
Net operating loss carryforwards	836,196	682,903
	1,721,048	1,576,252
Less valuation allowance	(1,721,048)	(1,576,252)
	$-	$-

At December 31, 2016, the Company had available net operating loss carryovers of approximately $2.5 million that may be applied against future taxable income and expires at various dates between 2033 and 2036, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.

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

A summary of the status of the Company’s restricted common shares is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,760,000	$0.17		246,400
Granted	-	-		-
Exercised	-	-		-
Superseded by May 28 Stock Warrants	1,760,000	-		-
Outstanding at December 31, 2015	-	$-	N/A	$-

Granted	-	-		-
Exercised	-	-		-
Forfeited or expired	-	-		-
Outstanding at December 31, 2016	-	$-	N/A	$-
Vested at December 31, 2016	-	$-	N/A	$-

The stock warrants issued in lieu of restricted common stock granted but not yet issued is presented below:

Date Issued	Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Expiration date

May 28, 2015 (Issued in lieu of restricted common stock)	$0.011	2,720,000	3.41 years	May 27, 2020
May 28, 2015 (Issued in lieu of restricted common stock)	$0.011	25,000	3.41 years	May 27, 2020
June 16, 2015 (Issued in lieu of restricted common stock)	$0.011	2,000,000	3.46 years	June 15, 2020
July 8, 2015 (Issued in lieu of restricted common stock)	$0.011	25,000	3.52 years	July 7, 2020
July 8, 2015 (Issued in lieu of restricted common stock)	$0.011	25,000	3.52 years	July 7, 2020
August 24, 2015 (Issued in lieu of restricted common stock)	$0.011	10,000	3.65 years	August 23, 2020
February 1, 2016	$0.003	3,000,000	4.09 years	January 31, 2021
February 1, 2016	$0.003	1,750,000	4.09 years	January 31, 2021
February 29, 2016	$0.004	50,000	4.16 years	February 28,2021FF
July 15, 2016	$0.03	1,500,000	4.54 years	July 14, 2021

Total warrants at December 31, 2016		11,105,000

The initial fair value of the new warrants issued on for services in 3rd quarter, 2015 was estimated at an aggregate value of $635. The initial fair value of the new warrants issued for services in 1st quarter, 2016 was estimated at an aggregate value of $14,442. The initial fair value of the new warrants issued for services in 3rd quarter, 2016 was estimated at an aggregate value of $40,002. All warrants are vested and exercisable immediately.

NOTE 11 – STOCKHOLDERS’ DEFICIT

As of December 31, 2016 and 2015, the Company had (i) 100,000,000 Common shares authorized with a par value of $.0001 per share, of which 51,411,443 and 50,411,443 shares were issued and outstanding, respectively and (ii) 25,000,000 shares of preferred stock, par value $.0001 per share, authorized, none of which was issued and outstanding. 8,980,047 shares of Common Stock have been issued to founders, of which, 400,016 shares were issued to the President and director as part of their consulting agreements. The shares were valued at fair value at the ended of December 31,2016 for a value of $898. There are 1,000,000 common shares issued to Caro Capital, LLC for services rendered in the quarter ended September 30, 2016.

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

NOTE 13 – SUBSEQUENT EVENTS

ASC 855, “Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued or are available to be issued. During these periods, the Company did not have any material recognizable subsequent events required to be disclosed other than those disclosed in this note to the consolidated financial statements as of and for the year ended December 31, 2016.

