Form 10-Q
period 2017-03-31
Next Graphite, Inc.
filed 2017-05-22
CIK 1563315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

As of May 18, 2017, there were outstanding 51,411,443 shares of the registrant’s common stock, $.0001 par value.

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

NEXT GRAPHITE, INC.

BALANCE SHEETS

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets:
Cash	$9,485	$9,299
Total current assets:	9,485	9,299

Total assets	$9,485	$9,299

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$419,859	$407,913
Accrued interest payable	34,763	28,770
Note payable, net of debt discount $1,517 and $1,517, respectively	145,483	145,483
Note payable – related parties	16,000	16,000
Convertible note payable	121,000	121,000
Fair value of derivative liability - beneficial conversion feature	46,476	38,756
Deposit	-	132,971
Total current liabilities	783,581	890,893

Total liabilities	783,581	890,893

Stockholders’ deficit:
Preferred stock authorized 25,000,000 shares, $.0001 par value, no shares issued and outstanding at March 31, 2017 and December 31, 2016.	-	-
Common stock authorized 100,000,000 shares, $.0001 par value, 51,411,443 shares issued and outstanding at March 31, 2017 and December 31, 2016.	5,141	5,141
Additional paid-in capital	4,401,221	4,175,170
Accumulated deficit	(5,180,458)	(5,061,905)
Total stockholders’ deficit	(774,096)	(881,594)

Total liabilities and stockholders’ deficit	$9,485	$9,299

See accompanying notes to these unaudited condensed consolidated financial statements

NEXT GRAPHITE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Three Months Ending March 31,
	2017	2016

NET SALES	$-	$-

OPERATING EXPENSES:
Professional fees	96,222	112,996
Selling, general, and administrative	10,191	8,151
Total Operating Expenses	106,413	121,147

Loss from operations	(106,413)	(121,147)

OTHER INCOME (EXPENSE):
Other Income	1,775	-
Interest expense	(6,195)	(18,492)
Changes in fair value of derivative	(7,720)	(161,129)
Total Other Income (Expenses), net	(12,140)	(179,621)

NET LOSS	$(118,553)	$(300,768)

NET LOSS PER BASIC AND DILUTED SHARES	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	51,411,443	74,723,843

See accompanying notes to these unaudited condensed consolidated financial statements.

NEXT GRAPHITE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Operating Activities:
Net loss	$(118,553)	$(300,768)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in deposit balance	44,522	-
Stock based compensation	48,558	5,449
Interest expense – note payable	3,439	11,142
Interest expense – amortization of convertible note discount	2,554	7,350
Changes in fair value of convertible note	7,720	161,129
Accounts payable	11,946	88,565
Net cash provided by (used in) operating activities	186	(27,133)

Financing Activities:
Proceeds from issuance of note payable	-	26,983
Net cash provided by financing activities	-	26,983

Net increase (decrease) in cash	186	(150)

Cash, Beginning of period	9,299	15,563

Cash, End of period	$9,485	$15,413

Non-Cash Transaction:
Change in deposit balance	$132,971	-

See accompanying notes to these unaudited condensed consolidated financial statements.

Next Graphite, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1 – ORGANIZATION

Next Graphite, Inc. (the “Company”) was incorporated in Nevada on September 26, 2012 under the name Zewar Jewellery, Inc. and is a development-stage entity. The Company’s current business plan is to engage in the mining business developing graphite properties located in Namibia. The Company is based in Carson City, Nevada.

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

On November 14, 2013, AGI entered into a Stock Purchase Option Agreement (the “Option Agreement”) with NMC Corp., a corporation organized under the laws of the Province of Ontario, Canada (“NMC”), whereby NMC granted to AGI an option to purchase 90 ordinary shares, par value one Namibian dollar per share, of Gazania Investments Two Hundred and Forty Two (Proprietary) Limited, a corporation organized under the laws of the Republic of Namibia (“Gazania”), representing 90% of the issued and outstanding shares of Gazania, for $240,000. NMC had entered into an option agreement dated March 29, 2013, as amended on November 4, 2013 (the “Centre Agreement”), with Centre for Geoscience Research CC (formerly known as “Industrial Minerals and Rock Research Centre CC”), a company organized under the laws of the Republic of Namibia (“Centre”), whereby Centre agreed to transfer to Gazania 100% undivided interest in the exclusive prospecting license No. 3895 known as AUKAM originally issued to Centre by the government of the Republic of Namibia on April 4, 2011 and renewed on April 4, 2013 (the “License”). The License grants the right to conduct prospecting operations, bulk sampling and pilot production in the license area called AUKAM located in southern Namibia in the Karas Region within the Betaine district. The license area covers about 49,127 hectares. The only mine in Namibia which has produced graphite is situated in the license area. The transfer of the License to Gazania was approved by the Ministry of Mines and Energy of the Republic of Namibia on February 25, 2014.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred approximately $5,180,458 in accumulated deficit since its inception, and has generated no operating revenue, which could raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the financial position, the results of operations and comprehensive income (loss) and cash flows of the Company for the periods presented. These unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Form 10-K filed on March 31, 2017.  The operating results or cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

Revenue Recognition, Deferred Revenue and Customer Deposits

The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. The Company did not have product sales for the three months ended March 31, 2017 and 2016.

The Company received a customer deposit for potential usage of Company’s license in the amount of $177,493 and $132,971 as of March 31, 2017 and December 31, 2016, respectively. The Company recognize the amount of $177,493 as additional paid-in capital by transferring 52% of interest to the joint venture party.

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

As of March 31, 2017, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

Description	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$46,476

As of December 31, 2016, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

Description	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$38,756

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

NOTE 5 – ACCOUNTS PAYABLE

As of March 31, 2017, and December 31, 2016, the Company’s accounts payable was primarily composed of professional fees.

NOTE 6 – NOTES PAYABLE

The Company had the following notes payable as of March 31, 2017 and December 31, 2016:

Issuance Date	Maturity Date	Interest Rate	March 31,2017 (unaudited)	December 31,2016

February 10, 2015	February 9, 2016	7.0%	$24,000	$24,000
March 31, 2015	September 30, 2015	7.0%	10,000	10,000
December 3, 2015	February 29, 2016	10.0%	29,000	29,000
December 23, 2015	September 29, 2016	10.0%	20,500	20,500
March 2, 2016	September 29, 2016	10.0%	13,500	13,500
March 2, 2016	September 29, 2016	10.0%	15,000	15,000
August 3, 2016	September 30, 2016	8.0%	10,000	10,000
August 3, 2016	September 30, 2016	8.0%	7,500	7,500
September 9, 2016	March 9, 2017	6.0%	7,500	7,500
October 13, 2016	April 13, 2017	6.0%	10,000	10,000

Total			$147,000	$147,000

Original issuance discount			(1,517)	(1,517)

Total			$145,483	$145,483

The notes payable with the maturity date that has matured at the time the financial statements are issued continued to accrue interest and default interests were incurred. Interest expense for notes payable amounted to $3,123 and $11,142 for the quarters (3 months) ended March 31, 2017 and 2016. The Company recorded original issue discount of $1,517 for March 31, 2017 and December 31, 2016.

NOTE 7 – NOTES PAYABLE – RELATED PARTY

The Company had the following related party notes payable as of March 31, 2017 and December 31, 2016:

Description	Issuance Date	Maturity Date	Interest Rate	March 31, 2017 (unaudited)	December 31, 2016

Michael J. Doron	July 8, 2015	September 8, 2015	8.0%	$2,500	$2,500
Charles C. Bream III	July 8, 2015	September 8, 2015	8.0%	2,500	2,500
Charles C. Bream III	August 24, 2015	November 23, 2015	8.0%	1,000	1,000
Charles C. Bream III	August 1, 2016	September 30, 2016	8.0%	10,000	10,000

Total				$16,000	$16,000

Interest expense for notes payable-related party amounted to $316 and $298 for the quarter (3 months) ended March 31, 2017 and 2016.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

The Company issued convertible notes payable. The outstanding balance and any accrued interest is due on maturity date or when the cash is available to repay the notes payable. Under the agreement, the notes can be convertible at the holder’s discretion into common shares of the Company’s stock at a 25% discount to the price at the date of exercise.

The Company’s convertible notes payable is as follows:

Convertible Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2017 (unaudited)	Balance at December 31, 2016

Note 1	October 2, 2014	December 31, 2015	7.0%	$100,000	$100,000	$100,000
Note 2	December 23, 2015	September 23, 2016	16.0%	$21,000	$21,000	$21,000

Total					121,000	121,000

Debt Discount					-	-

Net balance					$121,000	$121,000

The convertible notes with the maturity date that has matured at the time the financial statements are issued continued to accrue interest and default interests were incurred. The Company incurred $2,554 and $1,665 of interest expense for the quarter (3 months) ended March 31, 2017 and 2016. No convertible notes were converted as of March 31, 2017 and up to the date the financial statements are issued.

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

The following table represents fair value of embedded derivative movement from the date of issuance to December 31, 2016:

Embedded Derivative Liabilities	Fair Value at Date of Issuance	Changes in Fair Value	Fair Value at December 31, 2016

Note 1 – Issued in 2014	$70,334	$(34,778)	$35,556
Note 2 – Issued in 2015	$10,500	$(17,800)	$3,200

Total		$(52,578)	$38,756

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

Based on ASC 815, the Company determined that the convertible debt contained embedded derivatives and full-ratchet provision which the Company valued the embedded derivative using the Black-Scholes method. The following table represents fair value of embedded derivative movement from the date of issuance to March 31, 2017:

Embedded Derivative Liabilities	Fair Value at Date of Issuance	Changes in Fair Value	Fair Value at March 31, 2017 (unaudited)

Note 1 – Issued in 2014	$70,334	$(37,001)	$33,333
Note 2 – Issued in 2015	$21,000	$(7,857)	$13,143

Total		$(44,858)	$46,476

The Company recorded accretion of $5,483 and $7,350 for the three months ended on March 31, 2017 and 2016 which is recorded as interest expense.

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

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense. During the period from August 28, 2013 (inception) to March 31, 2017, the Company recognized no income tax related interest and penalties. The Company had no accruals for income tax related interest and penalties at March 31, 2017.

NOTE 10 - STOCKHOLDERS’ DEFICIT

As of March 31, 2017, the Company had (i) 100,000,000 Common shares authorized with a par value of $.0001 per share, of which 51,411,443 shares were issued and outstanding, and (ii) 25,000,000 shares of preferred stock, par value $.0001 per share, authorized, none of which was issued and outstanding. On November 14, 2013, the Company consummated transactions pursuant to the Share Exchange Agreement with AGI dated November 14, 2013 by and among the Company and the stockholders of AGI whereby the AGI Stockholders transferred 100% of the outstanding shares of common stock of AGI held by them, in exchange for an aggregate of 8,980,047 newly issued shares of Common Stock, of which, 400,016 shares were issued to the President and director as part of their consulting agreements. The shares were valued at par for a value of $898.

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

As of March 31,2017: (i) 2,793,651 shares of Company common stock were subject to issuance pursuant to outstanding convertible notes payable, (ii) 12,855,000 shares of Company common stock were subject to issuance pursuant to the existing warrants. There are total 48,588, 557 unissued shares of Company common stocks, which are more than the potential of common stocks if the convertible debt and warrant have been converted at the end of March 31, 2017.

a)     A summary of the status of the Company’s restricted common shares is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	-	-		-
Granted	-	-		-
Exercised	-	-		-
Forfeited or expired	-	-		-
Outstanding at December 31, 2016	-	$-	N/A	$-

Granted	-	-		-
Exercised	-	-		-
Forfeited or expired	-	-		-
Outstanding at March 31, 2017	-	$-	N/A	$-
Vested at March 31, 2017	-	$-	N/A	$-

b)     The stock warrants issued in lieu of restricted common stock granted but not yet issued is presented below:

Date Issued	Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Expiration date

May 28, 2015 (Issued in lieu of restricted common stock)	$0.011	2,720,000	3.16 years	May 27, 2020
May 28, 2015 (Issued in lieu of restricted common stock)	$0.011	25,000	3.16 years	May 27, 2020
June 16, 2015 (Issued in lieu of restricted common stock)	$0.011	2,000,000	3.21 years	June 15, 2020
July 8, 2015 (Issued in lieu of restricted common stock)	$0.011	25,000	3.27 years	July 7, 2020
July 8, 2015 (Issued in lieu of restricted common stock)	$0.011	25,000	3.27 years	July 7, 2020
August 24, 2015 (Issued in lieu of restricted common stock)	$0.011	10,000	3.40 years	August 23, 2020
February 1, 2016	$0.003	3,000,000	3.84 years	January 31,2021
February 1, 2016	$0.003	1,750,000	3.84 years	January 31,2021
February 29, 2016	$0.004	50,000	3.92 years	February 28, 2021
July 15, 2016	$0.03	1,500,000	4.29 years	July 14, 2021
January 6, 2017	$0.03	1,750,000	4,77 years	January 5, 2022

Total warrants at September 30, 2016		12,855,000

The initial fair value of the new warrants issued for services in 1st quarter, 2016 was estimated at an aggregate value of $5,449. The initial fair value of the new warrants issued for services in 3rd quarter, 2016 was estimated at an aggregate value of $40,002. The initial fair value of the new warrants issued for services in 1st quarter, 2017 was estimated at an aggregate value of $48,558. All warrants are vested and exercisable immediately.

The total 1,750,000 and 4.750,000 share of warrants for three months ended on March 31,2017 and 2016 were issued to a related party, 360 Partners.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings from time to time as part of its business. As of March 31,2017, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition and results of operations.

NOTE 13 – SUBSEQUENT EVENTS

ASC 855, “Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. During these periods, other than as set forth above, the Company did not have any material recognizable subsequent events required to be disclosed other than those disclosed in this note to the financial statements as of and for quarter ended March 31, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS “FORWARD-LOOKING STATEMENTS”, WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS “PLANS”, “INTENDS”, “WILL”, “HOPES”, “SEEKS”, “ANTICIPATES”, “EXPECTS “AND THE LIKE OFTEN IDENTIFY SUCH FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q, THE COMPANY’S FORM 10-K FILED ON APRIL 14, 2016 AND IN THE COMPANY’S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Plan of Operations

The Company’s current business plan is to engage in the mining business developing graphite properties located in Namibia. As previously reported in the Company’s 2015 Form 10-K filed on April 14, 2016, the Company entered into a Joint Venture Agreement (the “JVA”) with Micron Investments Pty. Ltd. a private company based in Namibia (“Micron”) on June 8, 2015, which was subsequently amended on July 10 and July 17, 2015. Pursuant to the JVA, as amended, the Company and Micron entered into a Farm-Out Agreement on September 12, 2016. The JVA and Farm-Out Agreement require Micron to pay the Company $180,000 in cash by the end of the Farm-Out period, and to pay $1.1 million to build and operate a graphite processing plant on the Company’s Aukam site, and to cover all related operational costs until 5 months after completion of the plant. The plant construction is expected to take roughly ten months. In exchange, Micron will receive, upon achievement of certain milestones, up to a 63% interest in the mining and mineral rights held by the Company at its Aukam site. The Company plans to retain a minimum of 37% interest in the mining and mineral rights held by the Company at its Aukam site, after having purchased the 10% interest held by the Centre for Geoscience Research CC pursuant to a purchase agreement with Gazania Investments Two Hundred and Forty Two Ltd., and Centre for Geosciences Research Close Corporation, dated August 6, 2015. As a result of this acquisition, the Company gained100% ownership rights to the prospecting license to the Aukam property.

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

On February 24, 2017, The Board of Direct of the Company has agreed to transfer 52% ownership of Gazania Investments Two Hundred Forty Two (Property) Ltd to CKR Carbon Corporation, since has CKR has fulfilled spending terms in those agreement to ear those 52 shares to date.

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

The joint venture has completed a bulk-sampling program at Aukam, and the JV has a definitive agreement to sell the graphitic material produced during the program. Findings to date have reinforced Next’s intent to put the historical mine back into production. The Company is working to transition from its current exploratory license to a full mining license and build a new graphite processing facility. Progress towards obtaining that license was significant by the end of 2016 with a Technical Report finished in September and both an Environmental Impact Analysis and Feasibility Study well underway.

Prior to entering into the JVA, the Company was constrained by a lack of working capital. That situation could continue until the Company generates its first revenues. The Company anticipates that it will need to raise additional capital until then. There can be no assurance that such capital will be available to the Company when needed.

1

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

Results of Operations

Operating expenses were $106,413 for the three months ended March 31, 2017 compared to $121,147 for the three months ended March 31, 2016. The increase was primarily due to increase in professional fee.

Other income (expense) -net, were ($12,140) for the three months ended March 31, 2017 compared to other income (expense) -net were ($179,621) for the three months ended March 31, 2016.

Liquidity and Capital Resources

As of March 31, 2017, we had $9,485 in cash.

The Company does not currently have sufficient resources to cover ongoing expenses and expansion. Since August 29, 2013 (inception) to March 31, 2017, we consummated various private placements of our securities and convertible notes to assist in funding its working capital needs. We plan on raising additional funds from investors to implement our business model. In the event we are unsuccessful, this will have a negative impact on our operations.

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

Going concern

The Company’s unaudited condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, it has $9,485 in cash, has losses and an accumulated deficit, and a working capital deficiency. The Company does not currently have any revenue generating operations. These conditions, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to, meets its financial requirements, raise additional capital, and the success of its future operations. The unaudited condensed consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

Management believes they can raise the appropriate funds needed to support their business plan and acquire an operating company with positive cash flow. Management intends to seek new capital from owners and related parties to provide needed funds.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

2

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

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

3

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

Next Graphite, Inc.

Date: May 19, 2017	By:	/s/ Charles C. Bream
Name: Charles Bream
Title: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

5