Form 10-Q/A
period 2017-03-31
Next Graphite, Inc.
filed 2017-08-23
CIK 1563315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

EXPLANATORY NOTE

Subsequent to filing its Quarterly Report on Form 10-Q for the period ended March 31, 2017 (the “Form 10-Q”) with the Securities and Exchange Commission (the “SEC”) on May 22, 2017, Next Graphite, Inc. (the “Company”) determined that a account classification error occurred in its gain recognition of the sale of subsidiary for the period ended March 31, 2017.

In accounting for the Company’s gain on the sale of 52% interest of subsidiary Gazania Investments Two Hundred and Forty Two (Proprietary) Limited for the period ended March 31, 2017, the Company reclass the deposit from investment into additional paid in capital which the joint venture partner fulfilled and achieved the certain milestone for the period ended March 31, 2017. Upon correcting for the previously used additional paid in capital, the Company should recognize the gain on the sales of subsidiary as income and has been $177,493 higher than previously reported.

As a result, to correct this classification error, the Company is filing this Amendment No. 1 to the Form 10-Q (“Amendment No. 1”) for the purpose of restating its condensed financial statements for the three months ended March 31, 2017 included in Part I, “Item 1. Financial Statements.” See Note 13 to the condensed consolidated financial statements included in this Amendment No. 1 for further information relating to the restatements. Conforming changes have been made to Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have included the entire text of Part I, Items 1 and 2 and Part II, Item 6 of the Form 10-Q in this Amendment No. 1.

This Amendment No. 1 includes new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 32.1.

Except as expressly set forth above, this Amendment No. 1 does not, and does not purport to, amend, update or restate the information in any other Item of the Form 10-Q or reflect any events that have occurred after the filing of the Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-Q and the Company’s filings with the SEC subsequent to the filing of the Form 10-Q on May 22, 2017.

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

NEXT GRAPHITE, INC.

BALANCE SHEETS

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
ASSETS	(unaudited) (restated)
Current assets:
Cash	$9,485	$9,299
Total current assets:	9,485	9,299

Total assets	$9,485	$9,299

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$419,859	$407,913
Accrued interest payable	34,763	28,770
Note payable, net of debt discount $1,517 and $1,517, respectively	145,483	145,483
Note payable – related parties	16,000	16,000
Convertible note payable	121,000	121,000
Fair value of derivative liability - beneficial conversion feature	46,476	38,756
Deposit	-	132,971
Total current liabilities	783,581	890,893

Total liabilities	783,581	890,893

Stockholders’ deficit:
Preferred stock authorized 25,000,000 shares, $.0001 par value, no shares issued and outstanding at March 31, 2017 and December 31, 2016.	-	-
Common stock authorized 100,000,000 shares, $.0001 par value, 51,411,443 shares issued and outstanding at March 31, 2017 and December 31, 2016.	5,141	5,141
Additional paid-in capital	4,223,728	4,175,170
Accumulated deficit	(5,002,965)	(5,061,905)
Total stockholders’ deficit	(774,096)	(881,594)

Total liabilities and stockholders’ deficit	$9,485	$9,299

See accompanying notes to these unaudited condensed consolidated financial statements

NEXT GRAPHITE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Three Months Ending March 31,
	2017	2016
	(restated)

NET SALES	$-	$-

OPERATING EXPENSES:
Professional fees	96,222	112,996
Selling, general, and administrative	10,191	8,151
Total Operating Expenses	106,413	121,147

Loss from operations	(106,413)	(121,147)

OTHER INCOME (EXPENSE):
Other Income	1,775	-
Gain on the sale of subsidiary	177,493	-
Interest expense	(6,195)	(18,492)
Changes in fair value of derivative	(7,720)	(161,129)
Total Other Income (Expenses), net	165,353	(179,621)

NET INCOME/(LOSS)	$58,940	$(300,768)

NET INCOME/(LOSS) PER BASIC SHARES	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	51,411,443	74,723,843

NET INCOME/(LOSS) PER BASIC AND DILUTED SHARES	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –DILUTED	67,060,094	74,723,843

See accompanying notes to these unaudited condensed consolidated financial statements.

NEXT GRAPHITE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(restated)

Operating Activities:
Net income/(loss)	$58,940	$(300,768)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in deposit balance	(177,493)	-
Stock based compensation	48,558	5,449
Interest expense – note payable	3,439	11,142
Interest expense – amortization of convertible note discount	2,554	7,350
Changes in fair value of convertible note	7,720	161,129
Accounts payable	11,946	88,565
Deposit	44,522	-
Net cash provided by (used in) operating activities	186	(27,133)

Financing Activities:
Proceeds from issuance of note payable	-	26,983
Net cash provided by financing activities	-	26,983

Net increase (decrease) in cash	186	(150)

Cash, Beginning of period	9,299	15,563

Cash, End of period	$9,485	$15,413

Non-Cash Transaction:
Change in deposit balance	$177,493	-

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

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred approximately $ 5,002,965 in accumulated deficit since its inception, and has generated no operating revenue, which could raise substantial doubt about the Company’s ability to continue as a going concern.

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

Gain on the sales of subsidiary Gazania Investments Two Hundred Forty Two (Property) Ltd

The Company received a customer deposit for potential usage of Company’s license in the amount of $177,493 and $132,971 as of March 31, 2017 and December 31, 2016, respectively. The Company recognize the amount of $177,493 as gain on sale of subsidiary by transferring 52% of interest to the joint venture party.

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

NOTE 5 – ACCOUNTS PAYABLE

As of March 31, 2017, and December 31, 2016, the Company’s accounts payable was primarily composed of professional fees.

NOTE 6 – NOTES PAYABLE

The Company had the following notes payable as of March 31, 2017 and December 31, 2016:

Issuance Date	Maturity Date	Interest Rate	March 31, 2017 (unaudited)	December 31,2016

February 10, 2015	February 9, 2016	7.0%	$24,000	$24,000
March 31, 2015	September 30, 2015	7.0%	10,000	10,000
December 3, 2015	February 29, 2016	10.0%	29,000	29,000
December 23, 2015	September 29, 2016	10.0%	20,500	20,500
March 2, 2016	September 29, 2016	10.0%	13,500	13,500
March 2, 2016	September 29, 2016	10.0%	15,000	15,000
August 3, 2016	September 30, 2016	8.0%	10,000	10,000
August 3, 2016	September 30, 2016	8.0%	7,500	7,500
September 9, 2016	March 9, 2017	6.0%	7,500	7,500
October 13, 2016	April 13, 2017	6.0%	10,000	10,000

Total			$147,000	$147,000

Original issuance discount			(1,517)	(1,517)

Total			$145,483	$145,483

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

a)     A summary of the status of the Company’s restricted common shares is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	-	-		-
Granted	-	-		-
Exercised	-	-		-
Forfeited or expired	-	-		-
Outstanding at December 31, 2016	-	$-	N/A	$-

Granted	-	-		-
Exercised	-	-		-
Forfeited or expired	-	-		-
Outstanding at March 31, 2017	-	$-	N/A	$-
Vested at March 31, 2017	-	$-	N/A	$-

b)     The stock warrants issued in lieu of restricted common stock granted but not yet issued is presented below:

Date Issued	Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Expiration date

May 28, 2015 (Issued in lieu of restricted common stock)	$0.011	2,720,000	3.16 years	May 27, 2020
May 28, 2015 (Issued in lieu of restricted common stock)	$0.011	25,000	3.16 years	May 27, 2020
June 16, 2015 (Issued in lieu of restricted common stock)	$0.011	2,000,000	3.21 years	June 15, 2020
July 8, 2015 (Issued in lieu of restricted common stock)	$0.011	25,000	3.27 years	July 7, 2020
July 8, 2015 (Issued in lieu of restricted common stock)	$0.011	25,000	3.27 years	July 7, 2020
August 24, 2015 (Issued in lieu of restricted common stock)	$0.011	10,000	3.40 years	August 23, 2020
February 1, 2016	$0.003	3,000,000	3.84 years	January 31,2021
February 1, 2016	$0.003	1,750,000	3.84 years	January 31,2021
February 29, 2016	$0.004	50,000	3.92 years	February 28, 2021
July 15, 2016	$0.03	1,500,000	4.29 years	July 14, 2021
January 6, 2017	$0.03	1,750,000	4,77 years	January 5, 2022

Total warrants at March 31, 2017		12,855,000

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

NOTE 13 –RESTATEMENT of PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to filing its Quarterly Report on Form 10-Q for the period ended March 31, 2017 (the “Form 10-Q”) with the Securities and Exchange Commission (the “SEC”) on May 22, 2017, Next Graphite, Inc. (the “Company”) determined that a account classification error occurred in its gain recognition of the sale of subsidiary for the period ended March 31, 2017.

In accounting for the Company’s gain on the sale of 52% interest of subsidiary Gazania Investments Two Hundred and Forty Two (Proprietary) Limited for the period ended March 31, 2017, the Company reclass the deposit from investment into additional paid in capital which the joint venture partner fulfilled and achieved the certain milestone for the period ended March 31, 2017. Upon correcting for the previously used additional paid in capital, the Company should recognize the gain on the sales of subsidiary as income and has been $177,493 higher than previously reported.

The Company has restated its previously issued financial statements as of and for the three months ended March 31, 2017, to correct the classification error related to gain on the sale of subsidiary.

The impact of the restatements is reflected below for the periods indicated:

Condensed Consolidated Balance Sheets

	As of March 31, 2017
	As previously
	Reported	Adjustment	Restated
ASSETS
Current assets:
Cash	$9,485	$-	$9,485
Total current assets:	9,485	-	9,485

Total assets	$9,485	$-	$9,485

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$419,859	$-	$419,859
Accrued interest payable	34,763	-	34,763
Note payable, net of debt discount $1,517 and $1,517, respectively	145,483	-	145,483
Note payable – related parties	16,000	-	16,000
Convertible note payable	121,000	-	121,000
Fair value of derivative liability - beneficial conversion feature	46,476	-	46,476
Deposit	-	-	-
Total current liabilities	783,581	-	783,581

Total liabilities	783,581	-	783,581

Stockholders’ deficit:
Preferred stock authorized 25,000,000 shares, $.0001 par value, no shares issued and outstanding at March 31, 2017 and December 31, 2016.	-	-	-
Common stock authorized 100,000,000 shares, $.0001 par value, 51,411,443 shares issued and outstanding at March 31, 2017 and December 31, 2016.	5,141	-	5,141
Additional paid-in capital	4,401,221	(177,493)	4,223,728
Accumulated deficit	(5,180,458)	177,493	(5,002,965)
Total stockholders’ deficit	(774,096)	-	(774,096)

Total liabilities and stockholders’ deficit	$9,485	$-	$9,485

Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31, 2017
	As Previously
	Report	Adjustment	Restated

NET SALES	$-	$-	$-

OPERATING EXPENSES:
Professional fees	96,222	-	96,222
Selling, general, and administrative	10,191	-	10,191
Total Operating Expenses	106,413	-	106,413

Loss from operations	(106,413)	-	(106,413)

OTHER INCOME (EXPENSE):
Other Income	1,775	-	1,775
Gain on the sale of subsidiary	-	177,493	177,493
Interest expense	(6,195)	-	(6,195)
Changes in fair value of derivative	(7,720)	-	(7,720)
Total Other Income (Expenses), net	(12,140)	177,493	165,353

NET INCOME/LOSS	$(118,553)	$177,493	$58,940

NET INCOME/LOSS PER BASIC SHARES	$0.00	$-	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	51,411,443		51,411,443

NET INCOME/(LOSS) PER DILUTED SHARES	$0.00	$-	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –DILUTED	$51,411,443	$15,648,651	$67,060,094

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2017
	As Previously
	Report	Adjustment	Restated

Operating Activities:
Net income/(loss)	$(118,553)	$177,493	$58,940
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in deposit balance	44,522	(222,015)	(177,493)
Stock based compensation	48,558	-	48,558
Interest expense – note payable	3,439	-	3,439
Interest expense – amortization of convertible note discount	2,554	-	2,554
Changes in fair value of convertible note	7,720	-	7,720
Accounts payable	11,946	-	11,946
Deposit	-	44,522	44,522
Net cash provided by operating activities	186	-	186

Financing Activities:
Proceeds from issuance of note payable	-	-	-
Net cash provided by financing activities	-	-	-

Net increase (decrease) in cash	186	-	186

Cash, Beginning of period	9,299	-	9,299

Cash, End of period	$9,485	$-	$9,485

The adjustment column for the condensed consolidated financial statements includes the following changes as of March 31, 2017 and for the three months ended March 31, 2017.

●	The balance sheet reflects no changes to total shareholders’ deficit. This is the result of a decrease of $177,493 to the additional paid-in capital at the end of the period and a $ 177,493 increase to the accumulated deficit.

●	The statement of operations reflects an increase of net income by $177,493. This is made up of an increase in other income of $177,493 from the gain on the sales of subsidiary.

●	The statement of cash flow reflects no change to net cash provided by operating activities. This is the result of an increase of $177,493 from the gain on the sales of subsidiary, $222,015 decrease to change in deposit balance and $44,522 increase to deposit balance for the three months ended March 31, 2017.

NOTE 14 –SUBSEQUENT EVENTS

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

Other income (expense) -net, were $165,353 for the three months ended March 31, 2017 compared to other income (expense) -net were ($179,621) for the three months ended March 31, 2016.

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

Next Graphite, Inc.

Date: August 22, 2017	By:	/s/ Charles C. Bream
Name: Charles Bream
Title: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

