Form 10-Q
period 2017-06-30
Next Graphite, Inc.
filed 2017-08-23
CIK 1563315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was Required to submit and post such files).  ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒ No

As of August 1st, 2017 there were outstanding 51,411,443 shares of the registrant’s common stock, $.0001 par value.

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

NEXT GRAPHITE, INC.

BALANCE SHEETS

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets:
Cash	$11,068	$9,299
Total current assets:	11,068	9,299

Total assets	$11,068	$9,299

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$477,117	$407,913
Accrued interest payable	41,213	28,770
Note payable, net of debt discount of $1,517 and $1,517, respectively	148,348	145,483
Note payable – related parties	16,000	16,000
Convertible note payable, net of debt discount of $7,233 and 0, respectively	145,767	121,000
Fair value of derivative liability - beneficial conversion feature	39,026	38,756
Deposit	-	132,971
Total current liabilities	867,471	890,893

Total liabilities	867,471	890,893

Stockholders’ deficit:
Preferred stock authorized 25,000,000 shares, $.0001 par value, no shares issued and outstanding at June 30, 2017 and December 31, 2016.	-	-
Common stock authorized 100,000,000 shares, $.0001 par value, 51,411,443 shares issued and outstanding at June 30, 2017 and December 31, 2016.	5,141	5,141
Additional paid-in capital	4,460,250	4,175,170
Accumulated deficit	(5,321,794)	(5,061,905)
Total stockholders' deficit	(856,403)	(881,594)

Total liabilities and stockholders' deficit	$11,068	$9,299

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NEXT GRAPHITE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2017 and 2016

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

NET SALES	$-	$-	$-	$-

OPERATING EXPENSES:
Professional fees	76,713	72,577	124,377	185,573
Stock based compensation	221,422	-	269,980	5,449
Selling, general, and administrative	13,611	9,571	23,802	12,273
Total Operating Expenses	311,746	82,148	418,159	203,295

Loss from operations	(311,746)	(82,148)	(418,159)	(203,295)

OTHER INCOME (EXPENSES):
Other income	-	-	1,775	-
Interest expense	(14,533)	(11,938)	(20,728)	(30,430)
Changes in fair value of derivative	7,450	225,604	(270)	64,475
Gain on the sale of subsidiary	-	-	177,493	-
Total Other Income (Expense)	(7,083)	213,666	158,270	34,045

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(318,829)	$131,518	$(259,889)	$(169,250)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$-	$(0.01)	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	51,411,443	50,411,443	51,411,443	50,411,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT GRAPHITE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Six Months Ended June 30,
	2017	2016

Operating Activities:
Net loss	$(259,889)	$(169,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	269,980	5,449
Interest expense – note payable	12,443	15,942
Interest expense – amortization of convertible note discount	7,867	14,350
Changes in deposit balance	(132,971)	-
Changes in fair value of convertible note	270	(64,475)
Accounts payable	69,204	135,807
Net cash used in operating activities	(33,096)	(62,177)

Financing Activities:	-	-
Proceeds from issuance of note payable	2,865	26,983
Proceeds from issuance of convertible notes	32,000	-
Proceeds from deposit	-	24,990
Net cash provided by financing activities	34,865	51,973

Net increase(decrease) in cash	1,769	(10,204)

Cash, Beginning of period	9,299	15,563

Cash, End of period	$11,068	$5,359

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

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred $5,321,794 in accumulated deficit since its inception, and has generated no operating revenue, which could raise substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition, Deferred Revenue and Customer Deposits

The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. The Company did not have product sales for the six months ended June 30, 2017 and 2016.

The Company received a customer deposit for potential usage of Company’s license in the amount of $177,493 and $132,971 as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, the Company recognized the amount of $177,493 as gain on sale of subsidiary by transferring 52% of interest to the joint venture party. As of June 30, 2017, the balance of deposit was $0.

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

As of June 30, 2017, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

Description	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$39,026

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

NOTE 5 – ACCOUNTS PAYABLE

As of June 30, 2017, and December 31, 2016, the Company’s accounts payable was primarily composed of professional fees.

NOTE 6 – NOTES PAYABLE

The Company had the following notes payable as of June 30, 2017 and December 31, 2016:

Issuance Date	Maturity Date	Interest Rate	June 30, 2017 (unaudited)	December 31, 2016

February 10, 2015	February 9, 2016	7.0%	$24,000	$24,000
March 31, 2015	September 30, 2015	7.0%	10,000	10,000
December 3, 2015	February 29, 2016	10.0%	29,000	29,000
December 23, 2015	September 29, 2016	10.0%	20,500	20,500
March 2, 2016	September 29, 2016	10.0%	13,500	13,500
March 2, 2016	September 29, 2016	10.0%	15,000	15,000
August 3, 2016	September 30, 2016	8.0%	10,000	10,000
August 3, 2016	September 30, 2016	8.0%	7,500	7,500
September 9, 2016	March 9, 2017	8.0%	7,500	7,500
October 13, 2016	April 13, 2017	8.0%	10,000	10,000
May 5, 2017	November 7, 2017	26.68%	2,865	-

Total			$149,865	$147,000

Original issuance discount			(1,517)	(1,517)

Total			$148,348	$145,483

The notes payable with the maturity date that has matured at the time the financial statements are issued continued to accrue interest and no default penalties were incurred. Interest expense for notes payable amounted to $6,462 and $16,619 for the quarters ended June 30, 2017 and 2016.

 NOTE 7 – NOTES PAYABLE – RELATED PARTY

The Company had the following related party notes payable as of June 30, 2017 and December 31, 2016:

Description	Issuance Date	Maturity Date	Interest Rate	June 30, 2017 (unaudited)	December 31, 2016

Michael J. Doron	July 8, 2015	September 8, 2015	8.0%	$2,500	$2,500
Charles C. Bream III	July 8, 2015	September 8, 2015	8.0%	2,500	2,500
Charles C. Bream III	August 24, 2015	November 23, 2015	8.0%	1,000	1,000
Charles C. Bream III	August 1, 2016	September 30, 2016	8.0%	10,000	10,000
Total				$16,000	$16,000

The notes payable with the maturity date that has matured at the time the financial statements are issued continued to accrue interest and no default penalties were incurred. Interest expense for notes payable-related party amounted to $635 and $403 for the quarters ended June 30, 2017 and 2016.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

The Company issued convertible notes payable. The outstanding balance and any accrued interest is due on maturity date or when the cash is available to repay the notes payable. Under the agreement, the Note 1 to Note 2 can be convertible at the holder’s discretion into common shares of the Company’s stock at a 25% discount to the price at the date of exercise. Note 3 to Note 5 can be convertible at the holder’s discretion into common shares of the Company’s stock at $0.02 at the date of exercise.

The Company’s convertible notes payable is as follows:

Convertible Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2017 (unaudited)	Balance at December 31, 2016

Note 1	October 2, 2014	December 31, 2015	7.0%	$100,000	$100,000	$100,000
Note 2	December 23, 2015	September 23, 2016	16.0%	$21,000	$21,000	$21,000
Note 3	March 31,2017	August 30, 2017	5.0%	$10,000	$10,000	-
Note 4	May 22, 2017	August 30, 2017	5.0%	$10,000	$10,000	-
Note 5	June 14, 2017	August 30, 2017	6.0%	$12,000	$12,000	-

Total					153,000	121,000

Debt Discount					(7,233)	-

Net balance					$145,767	$121,000

The convertible notes with the maturity date that has matured at the time the financial statements are issued continued to accrue interest and no default penalties were incurred. The Company incurred $5,346 and $4,281 of interest expense for the quarters ended June 30, 2017 and 2016. No convertible notes were converted as of June 30, 2017 and up to the date the financial statements are issued.

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

Based on ASC 815, the Company determined that the convertible debt contained embedded derivatives and full-ratchet provision which the Company valued the embedded derivative using the Black-Scholes method. The following table represents fair value of embedded derivative movement from the date of issuance to December 31, 2016:

Embedded Derivative Liabilities	Fair Value at Date of Issuance	Changes in Fair Value	Fair Value at December 31, 2016

Note 1 – Issued in 2014	$70,334	$(34,778)	$35,556
Note 2 – Issued in 2015	$21,000	$(17,800)	$3,200

Total		$(52,578)	$38,756

The Company accretes debt discount of $30,500 for convertible notes issued in 2015 and $70,334 for convertible note issued in 2014 over the life of the convertible note.

The following table represents fair value of embedded derivative movement from the date of issuance to June 30, 2017:

Embedded Derivative Liabilities	Fair Value at Date of Issuance	Changes in Fair Value	Fair Value at June 30, 2017 (unaudited)

Note 1 – Issued in 2014	$70,334	$(35,246)	$35,088
Note 2 – Issued in 2015	$21,000	$(17,062)	$3,938

Total		$(52,308)	$39,026

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

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense. During the period from August 28, 2013 (inception) to June 30, 2017, the Company recognized no income tax related interest and penalties. The Company had no accruals for income tax related interest and penalties at June 30, 2017.

NOTE 10 - STOCKHOLDERS’ DEFICIT

As of June 30, 2017 the Company had (i) 100,000,000 Common shares authorized with a par value of $.0001 per share, of which 51,441,443 shares were issued and outstanding, and (ii) 25,000,000 shares of preferred stock, par value $.0001 per share, authorized, none of which was issued and outstanding. On November 14, 2013, the Company consummated transactions pursuant to the Share Exchange Agreement with AGI dated November 14, 2013 by and among the Company and the stockholders of AGI whereby the AGI Stockholders transferred 100% of the outstanding shares of common stock of AGI held by them, in exchange for an aggregate of 8,980,047 newly issued shares of Common Stock, of which, 400,016 shares were issued to the President and director as part of their consulting agreements. The shares were valued at par for a value of $898.

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

As of June 30,2017: (i) 9,930,044 shares of Company common stock were subject to issuance pursuant to outstanding convertible notes payable, (ii) 17,355,000 shares of Company common stock were subject to issuance pursuant to the existing warrants. There are total 48,588,557 unissued shares of Company common stocks, which are more than the potential of common stocks if the convertible debt and warrant have been converted at the end of June 30, 2017.

The stock warrants issued is presented below:

Date Issued	Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Expiration date

May 28, 2015 (Issued in lieu of restricted common stock)	$0.011	2,720,000	2.91 years	May 27, 2020
May 28, 2015 (Issued in lieu of restricted common stock)	$0.011	25,000	2.91 years	May 27, 2020
June 16, 2015 (Issued in lieu of restricted common stock)	$0.011	2,000,000	2.96 years	June 15, 2020
July 8, 2015 (Issued in lieu of restricted common stock)	$0.011	25,000	3.02 years	July 7, 2020
July 8, 2015 (Issued in lieu of restricted common stock)	$0.011	25,000	3.02 years	July 7, 2020
August 24, 2015 (Issued in lieu of restricted common stock)	$0.011	10,000	3.15 years	August 23, 2020
February 1, 2016	$0.008	3,000,000	3.59 years	January 31,2021
February 1, 2016	$0.003	1,750,000	3.59 years	January 31,2021
February 29, 2016	$0.004	50,000	3.67 years	February 28, 2021
July 15, 2016	$0.03	1,500,000	4.04 years	July 14, 2021
January 6, 2017	$0.03	1,750,000	4,52 years	January 5, 2022
April 5, 2017	$0.048	1,500,000	4.76 years	April 4, 2022
April 5, 2017	$0.048	3,000,000	4.76 years	April 4, 2022

Total warrants at June 30, 2017		17,355,000

 The initial fair value of the new warrants issued for services in 1st quarter, 2016 was estimated at an aggregate value of $5,449. The initial fair value of the new warrants issued for services in 3rd quarter, 2016 was estimated at an aggregate value of $40,002. The initial fair value of the new warrants issued for services in 1st quarter, 2017 was estimated at an aggregate value of $48,558. The initial fair value of the new warrants issued for services in 2nd quarter, 2017 was estimated at an aggregate value of $221,422. All warrants are vested and exercisable immediately.

The total 4,750,000 and 4,750,000 shares of warrants for the quarters ended of June 30, 2017 and 2016, respectively, were issued to a related party.

The total 3,000,000 and 50,000 shares of warrants for the quarters ended of June 30, 2017 and 2016, respectively, were issued to 3rd party for the service provided or investment brought into the Company.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings from time to time as part of its business. As of June 30, 2017, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition and results of operations.

NOTE 13 –SUBSEQUENT EVENTS

ASC 855, “Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. During these periods, other than as set forth above, the Company did not have any material recognizable subsequent events required to be disclosed other than those disclosed in this note to the financial statements as of and for quarter ended June 30, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS “FORWARD-LOOKING STATEMENTS”, WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS “PLANS”, “INTENDS”, “WILL”, “HOPES”, “SEEKS”, “ANTICIPATES”, “EXPECTS “AND THE LIKE OFTEN IDENTIFY SUCH FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q, THE COMPANY’S FORM 10-K FILED ON MARCH 31, 2017 AND IN THE COMPANY’S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

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

On February 24, 2017, The Board of Direct of the Company has agreed to transfer 52% ownership of Gazania Investments Two Hundred Forty Two (Property) Ltd to CKR Carbon Corporation, since has CKR has fulfilled spending terms in those agreement to earn those 52 shares to date.

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

The joint venture has completed a bulk-sampling program at Aukam, and the joint venture has a definitive agreement to sell the graphitic material produced during the program. Findings to date have reinforced Next’s intent to put the historical mine back into production. The Company is working to transition from its current exploratory license to a full mining license and build a new graphite processing facility. Progress towards obtaining that license was significant by the end of 2016 with a Technical Report finished in September and both an Environmental Impact Analysis and Feasibility Study well underway.

During the first half of 2017, work has primarily focused on underground diamond drilling to expand the known graphite mineralization in historic workings. Additionally, reconnaissance exploration is underway to map additional graphite mineralization distant from the mine site.

After rehabilitating the lower adit, our joint venture [JV] launched an underground drilling program to test for continuation of graphite mineralization along strike and down dip of known graphite in the old workings.  To date our JV has completed 28 diamond drill holes with a total length of 630 meters with individual holes varying in length from 3 meters to 45 meters. Logging, core cutting and sampling are ongoing.

Prospecting in the area around the electromagnetic anomaly to the east of the mine workings has resulted in the identification of disseminated graphite. Together with previously identified mineralization, surface graphite has now been found over 566 meters east-west, sub-parallel to the electromagnetic anomaly with a north-south width of up to 190 meters. Further investigation is required to delineate the extent of the graphite mineralization in this area.

Furthermore, the Environmental Impact Assessment (EIA) for a potential 5,000 tonne per annum operation at Aukam has been completed and submitted to the Ministry of Environment and Tourism.

Prior to entering into the JVA, the Company was constrained by a lack of working capital. That situation could continue until the Company generates its first revenues. The Company anticipates that it will need to raise additional capital until then. There can be no assurance that such capital will be available to the Company when needed. However, the Company believes that future sales orders, along with financial commitments of our JV partner, CKR, provides the funding necessary for the Company to (a) build our initial 5,000 tonnes/year processing facility, which the Company believes should be operational in the first or second quarter of 2018, (b) allow mining operations to commence in earnest, and (c) provide the Company with adequate working capital to sustain and build operations.

Recent Developments

On July 11, 2017, our joint venture partner announced the execution of a Letter of Intent (LOI) with a leading European manufacturer of graphenes (EMG). Under the terms of the LOI, our partner and EMG will begin a materials commercial application program. The purpose of the program is to formally cultivate and exploit the Aukam graphite to facilitate the production of graphenes for large volume mass-market applications.

This LOI follows the completion of a comprehensive two-stage discovery exercise of the Aukam graphite by EMG.

●	STAGE ONE CONFIRMED THAT THE AUKAM GRAPHITE MET THE DEMANDING STANDARDS REQUIRED TO CONVERT THE AUKAM GRAPHITE TO GRAPHENES EMPLOYING EMG’S PROPRIETARY PROCESS TO SYNTHESIZE SURFACE MODIFIED GRAPHENES.
●	STAGE TWO WAS BASED ON “CONSEQUENTIAL ANALYSIS”; WHEREAS THE GRAPHENES DERIVED FROM THE AUKAM GRAPHITE WERE INCLUDED WITHIN SEVERAL “PROOF OF CONCEPT” COMPONENTS NAMELY GLUCOSE SENSORS, A SUB 5 OHM CONDUCTIVE INK AND A RANGE OF ELASTOMER PROTOTYPES INCLUDING TYRE TREAD RUBBER RELATED ELASTOMERS.

Under the terms of the agreement, the Company’s joint venture partner will provide Aukam graphite to EMG and EMG will provide modified graphenes to the joint venture. EMG will also include the graphenes for field-testing to their current customer base to further evaluate and confirm the benefit of the material for mass-market high volume applications.

Following successful completion of the materials development program, our JV intends to acquire state of the art plant and equipment and secure a collaborative licensing agreement to exploit predetermined fields of application. The proposed acquisition of plant and equipment along with the license agreement will facilitate our JV’s intent to exploit the licensed technology to manufacture surface modified graphene related products for commercialization on an industrial scale.

The JV feels this LOI is the first step in what we believe will be a significant move into a fully integrated operation and downstream commercialization of high value graphene based components for a range of mass market products using Aukam graphite.

Results of Operations

Operating expenses were $311,746 and $ 418,159 for the three and six months ended June 30, 2017, respectively, compared to $82,148 and $203,295 for the three and six months ended June 30, 2016, respectively. The increase was primarily due to increase in professional fees.

Other income was $0 and $179,268 for the three and six months ended June 30, 2017, respectively, compared to other expense were $7,083 and $20,998 for the three and six months ended June 30, 2017, respectively.  The change in other income (expense) was primarily to due to changes in value of derivative, debt discount amortization and interest expense.

Liquidity and Capital Resources

As of June 30, 2017, we had $11,068 in cash.

The Company does not currently have sufficient resources to cover ongoing expenses and expansion. From August 2013 to June 30, 2017, we consummated various private placements of our securities and convertible notes to assist in funding its working capital needs. We plan on raising additional funds from investors to implement our business model. In the event we are unsuccessful, this will have a negative impact on our operations.

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

Going concern

The Company’s unaudited condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, it has $11,068 in cash, has losses and an accumulated deficit, and a working capital deficiency. The Company does not currently have any revenue generating operations. These conditions, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that the material weaknesses disclosed in the Company’s Form 10-K filed on March 31, 2017, continue to exist and accordingly, our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Next Graphite, Inc.

Date: August 21, 2017	By:	/s/ Charles Bream
Name: Charles Bream
Title: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

